Form 10-Q
period 1996-03-31
CHRONIMED INC
filed 1996-05-13
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended     March 29, 1996

Commission File Number   0-19952

                                 CHRONIMED Inc.
             (Exact name of registrant as specified in its charter)

         Minnesota                                             41-1515691
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              13911 Ridgedale Drive
                              Minnetonka, MN 55305
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code   (612) 541-0239

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value - 12,415,593 shares outstanding as of April 26,
1996



                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES




PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 29, 1996 and June 30, 1995.

         Consolidated Statements of Operations - Three months ended March 29, 1996 and March 31, 1995; Nine months ended March 29, 1996 and March 31, 1995.

         Consolidated Statements of Cash Flows - Nine months ended March 29, 1996 and March 31, 1995.

         Notes to Consolidated Financial Statements - March 29, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

         Items 1 through 5 have been omitted since all items are inapplicable or answers negative.


Item 6.  Exhibits

         11.1     Computation of Earnings Per Share.
         27       Financial Data Schedule
         99       Cautionary Statements


SIGNATURES



Part I.  Financial Information
Item I.  Financial Statements

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          MARCH 29,      JUNE 30,
                                                            1996           1995
                                                         -----------   -----------
ASSETS                                                   (UNAUDITED)     (NOTE A)
  Current assets:
    Cash and cash equivalents ........................   $ 5,600,000   $ 2,203,055
    Available-for-sale securities ....................    14,067,372    11,595,690
    Accounts and notes receivable (net of allowance
     of $1,000,000 and $725,000 at March 29, 1996
     and June 30, 1995, respectively) ................    17,791,239    13,803,540
    Income taxes receivable ..........................       973,181     1,397,653
    Inventory ........................................     7,359,916     4,490,149
    Other current assets .............................        34,487       298,380
    Deferred taxes ...................................       860,300       860,300
                                                         -----------   -----------
        Total current assets .........................    46,686,495    34,648,767

  Note receivable ....................................     1,335,445       927,641
  Available-for-sale securities ......................    13,347,096    11,605,667

  Property and equipment:
    Property and equipment ...........................     7,531,436     5,102,253
    Allowance for depreciation .......................    (2,670,358)   (1,629,432)
                                                         -----------   -----------
                                                           4,861,078     3,472,821

Other assets, net ....................................     1,252,081       438,977
                                                         -----------   -----------
Total assets .........................................   $67,482,195   $51,093,873
                                                         ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued expenses ............    13,016,533   $ 3,524,345
    Liability due to acquisition .....................       404,000          --
                                                         -----------   -----------
            Total current liabilities ................    13,420,533   $ 3,524,345

  Liability due to acquisition .......................       150,000          --

  Shareholders' equity:
    Preferred Stock, $.01 par value;
      5,000,000 shares authorized; none
      outstanding ....................................          --            --
    Common Stock, $.01 par value --
      authorized 20,000,000 shares;  issued and
      outstanding March 29, 1996 -- 12,435,593 shares;
      June 30,1995 -- 11,903,751 shares ..............       124,356       119,038
    Additional paid-in capital .......................    47,867,599    45,357,161
    Retained earnings ................................     5,865,150     2,016,254
                                                         -----------   -----------
                                                          53,857,105    47,492,453

    Unrealized gain on available-for-sale securities .        54,557        77,075
                                                         -----------   -----------
       Total shareholders' equity ....................    53,911,662    47,569,528
                                                         -----------   -----------

 Total liabilities and shareholders'
    equity ...........................................   $67,482,195   $51,093,873
                                                         ===========   ===========



                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                   MARCH 29,      MARCH 31,        MARCH 29,       MARCH 31,
                                     1996            1995            1996            1995
Revenues:
  Managed Care                   $  4,168,150    $  2,267,300    $  9,950,236    $  6,107,289
  Proprietary                       8,736,068       3,203,927      23,116,576      12,967,032
  Patient Choice/Professional
     Referral                       9,655,760       7,861,583      32,827,846      27,723,899
                                 ------------    ------------    ------------    ------------

     TOTAL REVENUES                22,559,978      13,332,810      65,894,658      46,798,220

Cost of Sales                      15,986,920      10,249,321      47,222,209      35,438,839
                                 ------------    ------------    ------------    ------------

     GROSS PROFIT                   6,573,058       3,083,489      18,672,449      11,359,381

Operating Expenses:
  Selling                           1,585,861       1,366,424       4,802,484       3,896,932
  General and Administrative        2,872,956       2,300,957       8,559,541       5,900,443
  Research and Development            132,349          73,300         324,368         172,016
                                 ------------    ------------    ------------    ------------

     TOTAL OPERATING  EXPENSES      4,591,166       3,740,681      13,686,393       9,969,391

Operating Income (Loss)             1,981,892        (657,192)      4,986,056       1,389,990
Interest Income                       312,565         263,573         852,839         738,238
Income Tax (Expense)
  Benefit                            (792,000)        248,000      (1,990,000)       (552,000)
                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                $  1,502,457    $   (145,619)   $  3,848,895    $  1,576,228
                                 ============    ============    ============    ============

INCOME (LOSS) PER SHARE          $       0.11    $      (0.01)   $       0.29    $       0.13
                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            13,427,854      12,717,988      13,248,093      12,547,723
                                 ============    ============    ============    ============



                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                            MARCH 29,       MARCH 31,
                                                              1996            1995
                                                          ------------    ------------
Operating Activities:
  Net income ..........................................   $  3,848,895    $  1,576,228
  Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization ................      1,194,413         521,730
         Changes in operating assets and liabilities:
            Accounts and notes receivable .............     (3,610,316)       (653,574)
            Inventory .................................     (2,496,174)       (708,263)
            Other current assets ......................        281,974        (561,109)
            Accounts payable and other liabilities ....      8,837,974      (2,277,777)

         NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES ......................      8,056,766      (2,102,765)

Investing Activities:
  Acquisitions, net of cash purchased .................        (84,461)           --
  Purchases of property and equipment .................     (2,305,787)     (2,399,178)
  Purchases of available-for-sale securities ..........    (14,739,000)     (7,122,238)
  Sales and maturities of available-for-sale securities     10,503,372      11,157,557

         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES .........................     (6,625,876)      1,636,141

Financing Activities:
  Net proceeds from sale of Common Stock ..............      1,966,055       1,552,417
  Principal payments on notes payable and
      capital lease obligations .......................           --        (5,075,773)
                                                          ------------    ------------

         NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES ...................................      1,966,055      (3,523,356)

Increase (decrease) in cash and cash equivalents ......      3,396,945      (3,989,980)

Cash and cash equivalents at beginning of period ......      2,203,055       6,260,237
                                                          ------------    ------------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD ...   $  5,600,000    $  2,270,257
                                                          ============    ============




                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 29, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 1995.

The balance sheet at June 30, 1995, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company adopted a 4-4-5 accounting cycle in fiscal 1993 with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.



NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are valued at the lower of cost or market under the first-in, first-out (FIFO) method.



NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of March 29, 1996 and June 30, 1995. The Company considers the net unrealized gain on these investments of $54,557 and $77,075 at those respective dates to be temporary, and as such has recorded it through shareholders' equity.


Part I.    Financial Information
Item 2.   Management's Discussion

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a health care company specializing in the needs of patients with chronic conditions. The Company develops, markets and distributes prescription drugs, medical products and educational materials by mail to specific populations of patients with chronic conditions. By focusing on specific chronic conditions, the Company believes it is able to provide valuable services to: the patients affected by chronic conditions; the insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third-party payors ("Payors") that pay a large portion of the related health care costs; the developers and manufacturers that produce the prescription drugs and other products needed to manage chronic conditions; and the institutions, foundations and health care providers working with these patients. Generally, the Company is paid for sales of prescription drugs and medical products by the Payors who provide reimbursement coverage for the patients served by the Company.

         Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As employers have attempted to control their escalating health care costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of health care. The specialty managed care industry has developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. In recent years, there has been a growing trend of employees in the United States being subject to managed care programs. The Company seeks to adapt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, patient referrals are increasingly coming from the Company's Payor programs.

         The Company has increased its emphasis on the development and licensing of proprietary products suitable for distribution through its system. Through its marketing agreement with Orphan Medical, Inc., the Company has the right to market seven potential proprietary drugs and expects to receive initial revenue on one or more of these products in early fiscal 1997, pending FDA approval. The Company does not expect revenue on these products to exceed $2 million in fiscal 1997. The Company is also developing an innovative blood glucose monitor that uses a continuous membrane system, as well as information management products for specific disease states. Pursuant to exclusive distribution agreements, the Company currently markets diabetes-related products, including the Supreme blood glucose monitor and reagent strip, generic reagent strips, infusion sets and a lancing device. Additionally, the Company distributes two proprietary clinical nutrition products, PeptiCal, and NutrAssist, a protein supplement, both of which are intended for HIV/AIDS and oncology patients.

REVENUES

         The Company's revenues are derived from three principal sources: (1) customers who are part of a managed care network ("Managed Care"); (2) revenues generated primarily from sales of proprietary products ("Proprietary Products"); and (3) referrals from healthcare providers or patients who choose to purchase from the Company ("Patient Choice").

         Total revenues increased 69%, from $13,333,000 to $22,560,000, for the three months ended March 31, 1995 and March 29, 1996, respectively; and 41%, from $46,798,000 to $65,895,000, for the nine months ended March 31, 1995 and March 29, 1996, respectively. While increases in prices of prescription drugs and medical products have contributed to these increases in revenues, price increases generally have not been a significant reason for the revenue growth.

         Revenue from Managed Care contracts grew 84%, from $2,267,000 to $4,168,000 for the three months ended March 31, 1995 and March 29, 1996, respectively; and 63%, from $6,107,000 to $9,950,000, for the nine months ended March 31, 1995 and March 29, 1996, respectively. Strong growth in managed care sales for distribution of self injectable drugs accounted for this increase. Revenue from Proprietary Products grew 173%, from $3,204,000 to $8,736,000, for the three months ended March 31, 1995 and March 29, 1996, respectively; and 78%, from $12,967,000 to $23,117,000, in the respective nine month periods. Strong sales growth in both the Quick Check and Supreme strips were primarily responsible for these increases. In the year earlier period, Proprietary Products revenues were adversely affected by $1.8 million due to a production hold by the Company's supplier of the Quick Check strip. Patient Choice revenue increased 23%, from $7,862,000 to $9,656,000, for the three months ended March 31, 1995 and March 29, 1996, respectively; and 18%, from $27,724,000 to
$32,828,000, in the respective nine month periods. Specialty Pharmacy, the largest business unit in Patient Choice, increased its revenue 23% and 27% in the respective three and nine month periods. This growth reflects the efforts of an experienced sales force as well as programs for patient retention and upgraded customer service implemented during the past nine months.

Revenue growth is expected to remain strong through the remainder of fiscal 1996, with Managed Care and Proprietary Product sales experiencing the greatest increases. The Company predicates its high growth managed care revenue projections on a business model which relates the number of converted patients for the Company's self injectables program to the number of members of health insurance plans under formal agreements with the Company. Because the Company has had limited time with the programs to develop statistically sound patient conversion rates, its projections may be subject to inaccuracy. As to proprietary products' projections, recent production rates of reagent strips, if continued, will provide for high growth rates through fiscal 1996 compared to fiscal 1995 when the reagent strip production hold was in effect. The company believes its production rates are sustainable but may be subject to unforeseen shortfalls.

COST OF SALES AND GROSS PROFIT

         The increase in cost of sales in the fiscal 1996 periods compared to the fiscal 1995 periods reflects the Company's revenue growth. The gross margin percentage improved from 23.1% to 29.1% for the three months ended March 31, 1995 and March 29, 1996, respectively; and from 24.3% to 28.3% for the respective nine month periods. This improvement is the result of the sales mix of products and an increase in internal Supreme strip production, which is sold at a favorable margin.

         The average order size increased from $295 to $460 for the three months ended March 31, 1995 and March 29, 1996, respectively; and from $317 to $423 for the respective nine month periods. The increase in order size has resulted in higher gross margin dollars per order. These increases were due to continued growth in higher-priced prescription drugs and volume sales through distributors of medical products.


SELLING EXPENSES

         Selling expenses have increased since the fiscal 1995 period, primarily as a result of increased promotional activities and hiring of additional sales personnel. As a percent of revenues, selling expenses decreased from 10.2% to 7.0% in the three months ended March 31, 1995 and March 29, 1996, respectively; and from 8.3% to 7.3% in the respective nine month periods.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased since the fiscal 1995 period, primarily as a result of increased fulfillment costs related to increases in revenues. As a percent of revenues, these expenses decreased from 17.3% to 12.7% for the three months ended March 31, 1995 and March 29, 1996, respectively. For the respective nine month periods, general and administrative expenses increased from 12.6% to 13.0%. The dollar and percentage increases reflect additional resources added in fiscal 1995 and early 1996 to build an appropriate infrastructure in preparation for revenue growth. The Company expects general and administrative expenses to decrease as a percentage of revenue during the fourth quarter of fiscal 1996 compared to fiscal 1995, as revenue growth requires infrastructure spending at a decreasing rate.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and Development expenses were $73,000 and $132,000 for the three months ended March 31, 1995 and March 29, 1996, respectively; and $172,000 and $324,000 in the respective nine month periods. These expenses were for proprietary product development commenced in fiscal 1995.

OPERATING INCOME

         Operating income increased from a loss of $657,000 to an income of $1,982,000 for the three months ended March 31, 1995 and March 29, 1996, respectively; and increased 259%, from $1,390,000 to $4,986,000, in the respective nine month periods. These increases reflect significant revenue growth, higher gross margin percentages, and lower operating expense percentages.


INTEREST INCOME

         Interest income increased in the three and nine month periods due primarily to an increase in total investments. Net interest income after a provision for taxes accounted for approximately 45% and 21% of net income for the nine months ended March 31, 1995 and March 29, 1996, respectively.


INCOME TAXES

         The Company generated an income tax benefit in the three months ended March 31, 1995 due to the $657,000 operating loss. For the three months ended March 29, 1996, the Company's income tax rate was approximately 34.5%. For the respective nine month periods, the income tax rate was approximately 25.9% and 34.1%. These rates differ from the statutory rate due to favorable tax treatment on municipal bond and Treasury note interest income. The rate increase in the nine month periods is due to a lower percentage of income from interest in the fiscal 1996 period.


NET INCOME

         The Company's net income increased from a loss of $146,000 to an income of $1,502,000 for the three months ended March 31, 1995 and March 29, 1996, respectively; and 144%, from $1,576,000 to $3,849,000, for the respective nine month periods. The increases result from significant revenue growth, higher gross margin percentages, lower operating expense percentages, and higher interest income.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 29, 1996, the Company had working capital of approximately $33,266,000.

         The Company's accounts receivable are generally with Payors for which the collection periods vary depending on the practices of the individual Payor. Because of the complexities involved in the reimbursement process, typically as much as one third of the Company's receivables are generally outstanding for more than 90 days on an ongoing basis. The average collection period for the Company's accounts receivable increased up until the beginning of fiscal 1995 as the Company became more involved in the reimbursement process through its specialty pharmacy programs for patients with chronic conditions, including organ transplant, HIV/AIDS and oncology. Additionally, the Company has obtained an increasing number of patients with benefits from Medicaid and special state programs which tend to pay claims more slowly. As a result of the relatively long collection period for the Company's accounts receivable, the Company expects working capital requirements to increase as revenues increase.

         The days sales outstanding (DSO) of the Company's accounts receivable were 69 at March 29, 1996, compared to 92 at March 31, 1995. The decrease reflects improved collection efforts and the mix of business. Growth in revenue from Payors which are billed electronically and increased sales to large institutions have both contributed to the decrease in DSO as these groups pay claims in a more timely manner.

         The reserve for bad debts increased from $725,000 to $1,000,000 from June 30, 1995 to March 29, 1996, supporting the Company's significant revenue growth.

         The Company has entered into an agreement to purchase computer software for approximately $1,100,000, of which approximately $700,000 has been incurred through March 29, 1996. This acquisition is expected to be completed next fiscal year. Further, the Company plans to spend up to $1.5 million in the near future to complete the development of two or more blood glucose monitors. One of these developments is being performed by a project management firm and is being financed by the Company through a note receivable, totalling $1.3 million on the Company's balance sheet as of March 29, 1996. The Company believes that the project will be completed successfully. However, as always with product design and development efforts, there is a risk that the project will not be completed successfully. Should this occur, it is likely that the Company will not collect on its note receivable nor recover its investment through future product sales. While none of these planned expenditures represents irrevocable commitments, the Company expects them to occur.

         The Company has a discretionary line of credit of $2,500,000. There was no balance outstanding under this line of credit at March 29, 1996.


HEALTH REFORM/GOVERNMENT REGULATION

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. A variety of new approaches has been proposed, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and the creation of large purchasing groups and other fundamental changes to the health care delivery system. In addition, some of the states in which the Company operates have adopted or are considering various health care reform proposals. The Company anticipates that both the public and private sectors will continue to review and assess alternative health care delivery systems and payment methods and that debate of these issues will likely continue in the future. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company.

         The Company's business is subject to substantial governmental regulation, including laws governing the dispensing of prescription drugs and laws prohibiting the payment of remuneration for patient referrals. Management believes that the Company is in substantial compliance with all existing statutes and regulations materially affecting the conduct of its business.


SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter than in its third fiscal quarter. The Company believes the seasonality of its revenues and earnings results from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As sales through Patient Choice become a less significant part of the Company's total revenues, the Company believes its operating results will become somewhat less seasonal. Revenues for the third quarter ended March 29, 1996, were $22,560,000, down 9.1% against the $24,809,000 in revenues for the second quarter ended December 29, 1995. For the same two periods a year ago, revenue dropped 27.7%, indicating a fiscal 1996 softening of this second quarter to third quarter seasonality trend.


                                     PART II


Items 1 through 5 required under Part II have been omitted since they are inapplicable or the answers negative.


Item 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits

         11.1   Computation of Earnings Per Share.
         99     Cautionary Statements for Purposes of the "Safe Harbor"
                Provisions of the Private Securities Litigation Reform Act.
         27     Financial Data Schedule

         (b)    Reports on Form 8-K

                The Company was not required to file any reports on Form 8-K during the quarter ended March 29, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CHRONIMED INC.
                                            (REGISTRANT)



  May 1, 1996                             /s/ Maurice R. Taylor II
     Date                                 Maurice R. Taylor II
                                          Chairman of the Board, President, and
                                          Chief Executive Officer



  May 1, 1996                             /s/ Norman A. Cocke
     Date                                 Norman A. Cocke
                                          Senior Vice President and Chief
                                          Financial Officer