Form 10-K405
period 1996-06-28
CHRONIMED INC
filed 1996-09-12
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission file number
      June 28, 1996                                             0-19952


                                 CHRONIMED INC.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)


           Minnesota                                           41-1515691
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


13911 Ridgedale Drive, Minnetonka, Minnesota                      55305
   (Address of Principal Executive Offices)                     (Zip Code)


               Registrant's telephone number, including area code:
                                 (612) 541-0239

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of voting stock of registrant held by non-affiliates as of close of business on September 6, 1996, was approximately $144 million based on the closing price of $12.50 per share reported on the NASDAQ Stock Market. The number of shares of Common Stock outstanding as of September 6, 1996 is 12,515,643.

      Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 1996, to be filed with the Commission are incorporated by reference in Part III of this Form 10-K.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Chronimed Inc. ("Chronimed" or the "Company") develops, markets and distributes prescription drugs, medical products and educational materials by mail and retail pharmacy to specific populations of patients with chronic conditions. By focusing on specific chronic conditions, the Company believes it is able to provide valuable services to: the patients affected by chronic conditions; the insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third-party payors ("Payors") that pay a large portion of the related health care costs; the developers and manufacturers that produce the prescription drugs and other products needed to manage chronic conditions; and the institutions, foundations and health care providers working with these patients. The patient populations for which the Company believes its services are most effective include patients who:

         * Require a costly regimen of maintenance prescription drugs or other medical products over the course of their lives;

         *        Are treated by health care specialists; and

         * Require a significant amount of self-management and on-going education.

The Company is currently serving four such populations in the main: patients with diabetes, patients who have had an organ transplant, patients with HIV/AIDS, and patients who self- administer injectable medications. Starting July 1996, Chronimed has increased its efforts in addressing the needs of HIV/AIDS patients through the Company's acquisition of StatScript Management Services, Inc., and its nine specialty HIV/AIDS pharmacies. The Company is investigating programs for a variety of other chronic conditions.

         Chronimed provides patients with a convenient, competitively-priced source of prescription drugs, medical and clinical nutrition products and a variety of educational materials designed to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her chronic condition, the lower the incidence of complications and the better the patient's quality of life.

         Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As employers have attempted to control their escalating health care costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of health care. The specialty managed care industry has developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. In 1994, an estimated 63% of employees in the United States who were covered by a healthcare plan were enrolled in a managed care program, up from 53% in 1993. Chronimed seeks to adapt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, patient referrals are increasingly coming from the Company's Payor programs.

         The Company has developed relationships with certain treatment centers, foundations and associations which specialize in the treatment or support of patients with chronic conditions. These relationships provide the Company with access to a large number of individuals with chronic conditions and to the health care providers treating these conditions.

         Chronimed believes that its system is well-suited for developers and manufacturers of pharmaceutical and medical products designed for small or hard-to-identify patient populations. Chronimed provides these companies with assistance in the design and rapid introduction of their products, a cost effective means for distributing these products to specific patient populations, and a method for monitoring the use of these products as well as outcomes.

         Chronimed has increased its emphasis on the development and licensing of proprietary products suitable for distribution through its system. Through its agreement with Orphan Medical, Inc., the Company has the right to sell a number of proprietary drugs. Additionally, Chronimed has exchanged rights to sell other Orphan Medical drugs for future royalties, some of which are expected to be received in fiscal 1997. The Company is also developing an innovative blood glucose monitor that uses a continuous membrane system. Pursuant to exclusive distribution agreements, the Company currently markets diabetes-related products, including the Supreme blood glucose monitor and reagent strip, generic reagent strips, infusion sets and a lancing device.

MARKET AND GROWTH STRATEGY

         The Company's strategy is to further develop and increase its distribution of prescription drugs, medical products and educational materials by increasing the number of patients served through its Payor programs; increasing sales of proprietary and licensed products to new patients and institutions by expanding sales of existing products and developing or licensing new products; increasing special distribution programs with manufacturers; and expanding its services to meet the special needs of persons with other chronic conditions.

         Chronimed serves primarily four patient populations: patients with diabetes, patients who have had an organ transplant, patients with HIV/AIDS, and patients who self-administer injectable medications.

                  DIABETES. Chronimed has long served the needs of patients with diabetes, a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate or complete lack of insulin production by the pancreas. Many complications can arise from the damage that diabetes inflicts upon the body's vascular and neural systems, including reduced vision or blindness, stroke, heart disease, kidney failure, impotence and loss of circulation in the limbs, possibly leading to amputation. In 1993, the National Institutes of Health announced the results of a multi-year project, the Diabetes Control and Complications Trial, which demonstrated that more frequent monitoring of blood glucose levels and more frequent insulin injections, along with a regimen of diet and exercise could reduce complications of diabetes, such as blindness, loss of nerve sensation and amputation, by as much as 60%. An estimated 1.5 million Americans have Type I diabetes, in which the pancreas produces little or no insulin. A person with Type I diabetes requires daily insulin injections for survival. The Company believes that a person with Type I diabetes spends an average of about $1,000 a year on required supplies.

                  ORGAN TRANSPLANT. In July 1990, the Company expanded its services to patients who have had an organ transplant. These patients face many long-term physical, financial and psychological challenges due to the complicated drug regimens they are required to maintain. According to a national transplantation study, there were approximately 151,000 transplant operations from 1984 through 1994, of which approximately 18,000 were performed in 1994. There are approximately 275 transplant centers in the United States. The Company's transplant patients typically require an average of about $8,000 of prescription drugs during the first year following transplantation and about $5,000 of such drugs per year thereafter.

                  HIV/AIDS. Chronimed began to serve patients with HIV/AIDS through its mail order pharmacy in 1994. With the July 1996 acquisition of the nine StatScript specialty pharmacies, the Company has increased its commitment to HIV/AIDS patients. Patients with AIDS, or acquired immune deficiency syndrome, have a suppressed immune mechanism and a high mortality rate. The cause of the suppression of the immune mechanism is HIV, or human immunodeficiency virus. HIV results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, patients are unable to fight and overcome the onset of routine infections. These patients face many long-term physical, financial and psychological challenges due to the often debilitating nature of the disease. The Company's programs for these patients are intended to assist them in gaining maximum control over their disease in an effort to lower the incidence of complications and improve their quality of life. In 1995, it was estimated that the total market for HIV/AIDS therapeutics was $1.1 billion with the amount expected to double by 1998 due to new drug discoveries. The Company's HIV/AIDS patients served by the StatScript pharmacies currently require an average of more than $4,000 a year of prescription drugs.

                  SELF-INJECTABLE MEDICATIONS. In late 1994, the Company began serving the patients who self-administer injectable medications through a pilot program with Prudential Pharmacy Management. Subsequent to the fiscal 1995 year end, Prudential permitted the Company to offer the injectable program to its entire HMO network. The Company has also begun servicing patients under similar contracts with several large Payors. Many conditions may be treated with self-administered injectable medications, including growth hormone deficiency, hemophilia, cancer, hepatitis B and C, and multiple sclerosis. The Company's program for these patients cuts costs through reduced product acquisition costs, efficient delivery systems and streamlined claims and billing services. These cost savings can be passed on to Payors, making the Company's program attractive to managed care groups. The Company estimates that the market for self-administered injectable medications in the United States is approximately $2 billion.

         The Company is currently considering programs for patients with cancer, cystic fibrosis, Crohn's disease, end stage renal disease, ophthalmic diseases, asthma, cardiology and other chronic conditions. The Company has not generated material revenues from any of these programs.

MAIL SERVICES

         The Company provides prescription drugs, medical products and clinical nutrition products through mail order to the patients it serves. The Company believes that it can distribute these products at a cost competitive with local and national retail and hospital pharmacies by providing economies of scale through more efficient operations, automated systems and higher order amounts; providing special order drugs at lower costs than most non-mail order pharmacies due to the extra charges these pharmacies often incur to obtain and stock drugs which they do not prescribe regularly; and reducing misuse or abuse of prescription drugs. Patients also benefit from the convenience of having products delivered directly to their homes and, in many cases, from lower initial out-of-pocket costs for such items. Orders are generally received by telephone and are shipped by UPS or Federal Express to insure prompt delivery. The Company maintains toll-free telephone numbers which can be used to place orders.

         Much of the Company's mail services revenue is from immunosuppressant drug sales to patients who have had an organ transplant. These patients may have standard indemnity coverage, Medicare or Medicaid from most states. The Company also derives significant mail services revenues from its Home Service Medical Program, which serves more than 10,000 patients with Type I diabetes in the United States. These patients generally have either standard indemnity or Blue Cross/Blue Shield coverage, which enables the Company to accept assignment of benefits. The Company currently accepts assignment of benefits from patients covered by over 4,500 Payors. Prior to shipping an order, the Company verifies insurance eligibility and collects the patient's co-payment.

PAYOR PROGRAMS

         Health care costs have increased significantly in the United States in recent years. According to authorities in the health care industry, national health expenditures are expected to reach $1 trillion in 1995 (14.3% of GDP), up from $838 billion in 1992 (14.0% of GDP). Employers bear a significant share of this cost through payments for employee benefit plans. Industry surveys have shown that health benefit costs per employee dropped slightly in 1994 to $3,741, the first time in two decades inflation out-paced health care cost increases. This coincides with the increase in use of managed care programs to control benefits costs. Chronimed's Payor programs address this shift toward managed care.

         Chronimed offers Payors the following services through its Payor programs:

         * Cost savings through distribution of prescription drugs and other products at a cost competitive with local and national retail and hospital pharmacies.

         * Review and monitoring of compliance with prescribed drug regimens. By monitoring patient order patterns and drug use, the Company can assist Payors and health care providers in early identification of patients whose treatment outcomes may be improved by more support or assistance in managing their chronic condition.

         * Patient counseling by pharmacists. By focusing on the needs of specific patient populations, the Company's pharmacists become expert in the requirements and treatment patterns for the identified patient populations.

         * Distribution of educational materials designed to help patients achieve maximum control over their chronic conditions.

         * Ability to communicate with specific patient populations regarding new treatment techniques.

         * Assistance in the development of approved lists of covered prescription drugs and medical products, or formularies, as part of the design of a health care plan for specific chronic conditions.

         In 1986, the Company signed its first Payor agreement with Med Centers Health Care, Inc. ("MCHC"), a Minnesota non-profit corporation managed by Aetna Management Group, Inc., a subsidiary of Aetna Life and Casualty Insurance Company. MCHC provides the Company with the names of MCHC's members who have diabetes and who are insulin dependent and recommends to these members that they purchase their medical products from the Company. The Company has worked with Payors and manufacturers of certain diabetes-related products to develop discount programs pursuant to which a manufacturer agrees to provide price discounts for certain of its products, provided that the Payor authorizes reimbursement only for that manufacturer's products. The manufacturer and Payor can assure compliance with the program by designating Chronimed as the sole source for the products for the Payor's plan members. The Company currently has contracts with the following Payors to serve their members with diabetes: MCHC; the Health Insurance Plan of Greater New York; the Health Insurance Plan of New Jersey; Health Partners, Inc.; and Group Health, Inc.

         In 1993, the Company signed its first Payor agreement in the organ transplant area with Travelers Health Network. Like the Payor programs for diabetes patients, Payor programs for patients who have had an organ transplant provide these patients with a convenient source of required pharmaceutical products, as well as educational materials. Significant costs are often associated with the treatment of organ rejection and other complications that are likely to occur with patients who do not follow their prescribed drug regimens. Therefore, an important element of the Company's Payor programs is the Company's ability to monitor patient compliance with prescribed drug regimens and to work with health care providers to assist them in providing continuity of treatment and patient support following discharge from treatment centers.

         Some Payors have established "Centers of Excellence" programs whereby they require plan members who are seeking treatment for certain conditions, such as organ transplantation, to obtain treatment at designated treatment centers which have demonstrated expertise in the particular treatment procedure. Many of the designated Centers of Excellence for organ transplants are the same centers as those already being served by the Company's sales force. The Company believes that its existing relationships with these treatment centers, together with the increasing number of patients directed to these centers, will increase the number of patients served by the Company.

         The Company has also provided Payor programs for patients with HIV/AIDS, cystic fibrosis, hemophilia, growth hormone deficiency and cancer. These programs are similar, particularly in the emphasis on monitoring of compliance with prescribed drug regimens and providing patient support, to Chronimed's Payor programs for persons who have had an organ transplant. The Company currently has contracts with the following Payors to provide various specialty pharmacy services: Prudential Insurance Company; Aetna Life and Casualty Insurance Company; Benefit Trust Life; BCS Insurance Company, an affiliate of a number of Blue Cross and Blue Shield organizations; Provider Networks of America; DPS; MetraHealth and United Resource Network, Inc., subsidiaries of United Healthcare, Inc.

MANUFACTURER DISTRIBUTION SERVICES

         The Company offers specialized distribution programs for developers and manufacturers of prescription drugs and medical and clinical nutrition products for small or hard to identify patient populations. In 1994, Chronimed spun off Orphan Medical, then a division responsible for pharmaceutical development. In doing so, the Company retained the distribution rights to several of Orphan Medical's initial products. The Company expects to see sales from this area in fiscal 1997. The Company has since signed agreements with other manufactures such as Ortho Biotech and Centeon to administer valuable patient assistance programs and distribute their products. During fiscal 1995, the Company was chosen as the exclusive distributor of Cystagon, a drug manufactured by Mylan Pharmaceuticals, Inc. Cystagon is indicated for Nephropathic Cystinosis, a rare genetic disorder. The Company believes these programs are evidence of how the systems and relationships it has developed in serving specific patient populations can be leveraged into new business opportunities.

DISTRIBUTION AGREEMENT WITH ORPHAN MEDICAL, INC.

         Orphan Medical, Inc. ("OMI"), was incorporated in 1994 as a successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. OMI was "spun-off" in 1994 through a dividend distribution of its common stock to the Company's shareholders. The Company initially retained the rights to market and distribute in the United States and its territories those products being developed by OMI at the time of the spinoff. The products under development are for "orphan" drug populations where the population in the United States expected to benefit from the drug is limited. The Company believes its distribution systems are well suited to marketing these products. The Company expects to receive initial revenue from the products for which it currently has distribution rights after fiscal 1997.

         Chronimed has determined that two of the products for which it had initial rights, Elliotts B(TM) solution and Antizol-Vet(TM) , which have applications for marketing approval pending before the FDA, can be more effectively distributed by a hospital distribution company and a distributor of veterinary products, respectively. OMI has, therefore, agreed to pay Chronimed a royalty in consideration for releasing the Company from the provision in the Marketing and Distribution Agreement which had granted Chronimed exclusive domestic distribution rights with respect to these two products. In addition, Chronimed and OMI are currently discussing Chronimed's distribution rights and obligations relating to Cystadane(TM) , and may further amend the Marketing and Distribution Agreement with respect to this product in order to provide for its optimal distribution. Further, Chronimed and OMI will continue to evaluate the distribution requirements for other products, including remaining products for which Chronimed has exclusive domestic distribution rights.

PRODUCTS

         The Company stocks over 3,000 brand name and generic prescription drugs and medical products. Diabetes-related products include durable equipment such as blood glucose monitors, and consumables such as insulin, syringes, reagent strips, infusion sets, lancets and urinalysis products.

         The Company provides immunosuppressant drugs, including Sandimmune(R), and Neoral(R), primarily to patients who have had an organ transplant. Approximately 44% and 55% of the Company's prescription drug sales, or 19% and 26% of its total revenues in the fiscal years ended June 28, 1996 and June 30, 1995, respectively, were derived from sales of Sandimmune(R) and Neoral(R). Immunosuppressants are drugs which inhibit a person's natural immune system. Transplant patients require immunosuppressant medication on a continuous basis for the rest of their lives to avert organ rejection. The Company also provides other prescription and non- prescription drugs that transplant patients may require to alleviate the significant side effects of immunosuppressant therapy or to treat other illnesses. Other drugs for organ transplant and other patients serviced by the Company include Protropin(R), Neupogen(R), Intron(R)A, Betaseron(R), Humatrope(R), Recombinate(R), Procrit(R) and Stimate(R).

         In order to better control the prices it pays for products and to improve its gross margins on product sales, the Company has increased its emphasis on the licensing and development of proprietary products suitable for distribution through its specialized marketing and distribution system. Proprietary products represent a vital component of the Company's sales and marketing strategy.

         The Company presently distributes the Supreme blood glucose monitor and reagent strip, generic reagent strips, infusion sets and a lancing device. The arrangements pursuant to which these products are distributed generally require minimum annual purchases or payments to maintain the exclusive distribution rights within specified territories. Distribution territories for each of the Company's current agreements include at least North America and are for terms ranging from the life of the applicable patents in the case of the Supreme meter and reagent strip to two years for the lancing device. The Company has various arrangements with respect to the Supreme meter and reagent strip and generic reagent strips for distribution of these products to markets not serviced by the Company.

         The Company believes that the Supreme blood glucose monitor is well-suited for use in health care facilities, particularly long-term care facilities, where the same monitor is used to test the blood glucose levels of more than one patient. The Company has the rights to market and manufacture the Supreme test strips in defined territories; the Company's production met all of its sales requirements in fiscal 1996. Also, the Company is developing an improved Supreme monitor expected to be available in fiscal 1997.

         The Company also distributes under the Quick Check brand name a line of generic reagent strips, including a strip for the Lifescan One Touch(R) monitor, the most widely used blood glucose monitor. Lifescan, Inc., a subsidiary of Johnson & Johnson, the maker of the monitor, commenced litigation in 1993 against the Company's distributor, seeking an injunction and unspecified damages for the distribution of the strip based on the claim that its use was unsafe and violated Lifescan's patent with respect to the use of strips with the monitor. Subsequently, Lifescan sued the manufacturer of the strip. All parties to the litigation reached an out-of-court settlement in December 1994. In January 1995, the manufacturer of the strip placed a hold on its production while improvements were made to the manufacturing process. Shipments did not resume until August 1995. The adverse revenue impact to the Company in fiscal 1995 was approximately $4,000,000. Revenues from the sale of this strip in fiscal 1995 were approximately $5,870,000. Revenues from the sale of this strip were approximately $13,820,000 in fiscal 1996.

         The Company is currently developing an innovative blood glucose monitor that uses a continuous membrane system. Clinical testing of this product is expected to commence in fiscal 1997, and the Company expects to begin selling this product in fiscal 1998 assuming the development and testing is successful.

         Since 1993, the Company has distributed clinical nutrition products for persons suffering from various chronic conditions. Based on Chronimed's work with chronic disease patients, the Company believes that the quality of life for persons suffering from many chronic conditions can be significantly improved by good nutrition and that its specialized marketing and distribution system is well-suited for the distribution of such products. Although the Company's revenues from clinical nutrition products have not been material to its total revenues, the Company believes that its existing clinical nutrition products support the marketing of other drugs and products through its mail distribution channels.

         The Company acquired the assets of StatScript Management Services, Inc. and its associated nine specialty pharmacies on July 1, 1996 for $10,250,000 in cash, plus a contingent payment of up to $2,250,000. StatScript provides prescription drugs and specialty pharmacy services to patients with HIV and AIDS. The acquisition of StatScript gives the Company a significant presence in the HIV/AIDS pharmacy marketplace from which to grow revenues and profits.

RETAIL DIABETES SERVICE CENTERS

         The Company operates three retail diabetes stores. While the Company believes the continuation of its retail store program supports its diabetes products distribution business, it does not expect to significantly expand its retail diabetes operations.

PUBLISHING

         The Company's publications feature health care themes including nutrition, stress management and the physical, psychological and sociological needs of patients with chronic conditions. The Company believes its magazine, books and pamphlets are important to its overall strategy. These educational materials assist individuals with chronic conditions to care for themselves, provide the Company with favorable recognition from and access to health care providers and assist the Company in the development of patient databases.

         The Company currently publishes or distributes more than 80 books and pamphlets. Chronimed's books have been translated into numerous languages and are sold in more than 20 countries. Chronimed believes it is one of the largest publishers of diabetes-related materials and nutrition information in the United States.

         The Company publishes for the American Dietetic Association, the Juvenile Diabetes Foundation, the National Coalition for Cancer Survivorship, Joslyn Diabetes Center, and distributes for the International Diabetes Center.

SALES AND MARKETING ACTIVITIES

         Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As a result of Payors' increasing reliance upon managed care techniques to control their escalating health care costs, the Company's patient referrals are increasingly coming through its Payor programs. As a result of this change, the Company has increased its marketing activities directed at Payors and at companies that provide managed care services to Payors. The Company also markets its prescription drugs, medical products and services nationally to Payors, case managers and specific populations of patients with chronic conditions. Chronimed believes that the establishment of working relationships with health care providers, treatment centers, foundations and associations is an important element of its sales and marketing strategy.

         Sales activities are generally carried out through direct sales calls on Payors, case managers, health care providers and treatment centers; direct mail and distribution of magazines; and retail stores. The Company has over 20 sales representatives who sell certain of the Company's diabetes products to health care institutions, primarily long-term care facilities, including one selling to international customers; approximately 10 sales representatives who promote the use of the Company's prescription products and systems to Payors and the more than 250 largest hospitals and specialty clinics in the United States; one sales representative who promotes the Company's distribution services to manufacturers; and numerous independent sales representatives who promote the Company's publications to the retail book trade. The Company's current business plan includes adding sales representatives to each of these areas.

         The Company is actively pursuing relationships with international distributors for diabetes product sales. All international sales transactions are in United States dollars to mitigate foreign currency risk.

SUPPLIERS

         The Company purchases prescription drugs and medical products directly from manufacturers and from wholesalers. The availability and prices of products distributed by the Company are subject to market conditions. When available, the Company takes advantage of special discounts offered by suppliers. The Company stocks over 3,000 brand name and generic prescription drugs and medical products. When the Company receives a prescription for a drug which it does not have in inventory, it generally can obtain the required item from a wholesaler by the next business day.

         The Company currently purchases Sandimmune(R) and Neoral(R), the primary immunosup pressive drugs used in the United States, from Sandoz, A.G. which is the only manufacturer of Sandimmune(R) and Neoral(R). Sandimmune(R) and Neoral(R) are generally available from several wholesale drug suppliers. Approximately 44% and 55% of the Company's prescription drug sales, or 19% and 26% of its total revenues in the fiscal years ended June 28, 1996 and June 30, 1995, respectively, were derived from sales of Sandimmune(R) and Neoral(R). If the Company were unable to purchase Sandimmune(R) and Neoral(R) and unable to obtain a substitution, its revenues and profitability would be materially and adversely affected.

         The Company believes that a significant portion of its anticipated future growth will be in connection with the expansion of its HIV/AIDS business, its Payor programs, increases in special distribution programs for manufacturers of prescription drugs and other medical products and increased sales of existing or new proprietary and licensed medical products. Growth in the specialty distribution programs and proprietary and licensed product areas and, to a lesser extent, in the Payor programs and HIV/AIDS areas, will be dependent on Chronimed's ability to develop and maintain arrangements for the distribution of specific products which may be available from only one or a limited number of manufacturers. As a result, the Company's business in the future may be dependent upon its on-going arrangements with the manufacturers of various products and their ability to satisfy the Company's requirements and pricing and product criteria.

         At times, production of the Supreme reagent strip and one of the Quick Check reagent strips has been inadequate to meet the Company's market demands, causing a significant order backlog for these products. In an attempt to ensure adequate supplies of the Supreme reagent strip in the future, the Company began manufacturing this product in-house in July 1995. Certain materials used in this manufacturing process are only available from one or a limited number of vendors. The Company's ability to manufacture the Supreme reagent strip will be dependent on its ability to maintain adequate supplies of materials from its vendors. In January 1995, the manufacturer of the Quick Check reagent strip placed a hold on its production while improvements were made to the manufacturing process. Shipments did not resume until August 1995. The adverse revenue impact to the Company in fiscal 1995 was approximately $4,000,000. However, in fiscal 1996, the Company experienced no production holds and reached $13,800,000 in revenue.

REIMBURSEMENT

         The Company has developed a significant level of expertise in managing the reimbursement process. Generally, the Company contacts the Payor before delivering products to determine the patient's health plan coverage and the portion of costs that the Payor will reimburse. The Company's reimbursement specialists review issues such as lifetime limits, preexisting condition clauses and the availability of special state programs. The Company accepts assignment of benefits from over 4,500 Payors, which substantially eliminates the claims submission process for many patients.

         The Company services a significant number of patients covered by Medicaid and special state programs which tend to pay claims more slowly than private Payors. Collection from these sources is generally more labor intensive than collection from private Payors. These factors reduce the profitability of sales to patients covered by Medicaid and special state programs in contrast to patients with private Payor coverage. The Company expects the percentage of the patients it services who have Medicaid or special state program coverage to decrease in the foreseeable future.

         Efforts by Payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, claim delays or denials and other similar measures could adversely affect the Company's revenues, profitability and cash flow. In addition, the Company may be required to maintain a licensed pharmacy in certain states in order to qualify for reimbursement under state administered reimbursement plans. Certain Payors set lifetime limits on the amount reimbursable to patients for medical costs. Certain of the Company's patients may reach these limits because of the high cost of their medical treatment and associated pharmaceutical regimens. To date, the Company has not had significant experience with patients reaching lifetime limits. Certain Payors may attempt to further control costs by selecting certain firms to be their exclusive providers of pharmaceutical or other medical product benefits. If any such arrangements were with the Company's competitors, the Company would be unable to be reimbursed for purchases made by such patients.

INFORMATION SYSTEMS

         The Company's operations include a fully-integrated computer system and an automatic telephone call distribution system. The computer system provides the Company's service representatives with all the on-line information needed to service patients and other customers, including previous product purchase histories, Payor billing and account balance information, inventory levels and co-payment amounts for patients in Payor programs. The distribution sites are on-line with inventory control, purchasing, shipping and receiving functions to enhance order fulfillment. The telephone system has an automatic call distribution capability which distributes incoming calls to the customer service representatives. The Company's ability to manage growth in revenues is largely dependent upon its ability to continue to expand, upgrade and develop its information systems.

COMPETITION

         The distribution of prescription drugs, medical products and clinical nutrition products is a highly competitive business. The Company's principal competitors consist of national mail-order pharmacies, local and national retail and hospital pharmacies, cost containment and managed care companies and medical equipment suppliers. Many of these companies have substantially greater resources than the Company. Moreover, the health care industry generally and the provider segment in particular has experienced and is expected to continue to experience consolidation. This trend could produce additional competitors having larger and substantially greater resources than the Company. Competitive pressure could cause the Company to lose market share or experience significant price erosion, which would have a material adverse effect upon the Company's revenues and profitability. The Company competes on the basis of service, convenience, product availability and price. The Company believes that it currently has no significant, direct competitor which offers the same or a similar combination of prescription drugs, medical and nutrition products and educational materials and services to specific populations of patients with chronic conditions.

LIABILITY INSURANCE

         Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, including professional and product liability, in an amount deemed adequate by management. The Company is further insured for product liability under various policies of drug manufacturers. There can be no assurance, however, that claims in excess of the Company's insurance coverage will not arise. In addition, the Company's insurance policies must be renewed annually. Although the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that it will be able to do so in the future on acceptable terms or at all.

GOVERNMENT REGULATION

         The Company's business is subject to substantial governmental regulation including laws governing the dispensing of prescription drugs and laws prohibiting the payment of remuneration for patient referrals. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company. Management believes that the Company is in substantial compliance with all existing statutes and regulations materially affecting the conduct of its business.

         In general, the Company's pharmacy operations are regulated by the statutes and regulations of Minnesota, where it is licensed as a retail pharmacy and wholesale distributor of pharmaceuticals, as well as of Arizona, California, Florida, Illinois, Missouri, Texas, and Utah, where it is licensed as a retail pharmacy. In addition, the Company currently delivers prescription products from its licensed pharmacies to patients in other states in which the Company does not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to patients in such states. The Company believes that it is in substantial compliance with such laws in substantially all relevant jurisdictions.

         Various federal and state pharmacy associations and some boards of pharmacy have attempted to promote laws or regulations directed at restricting the activities of mail service pharmacies to the economic benefit of retail pharmacies. In addition, a number of states have laws or regulations which, if successfully enforced, would effectively limit some of the financial incentives available to third-party payors that offer managed care prescription drug programs. To the extent such laws or regulations are found to be applicable to the Company, there is no assurance the Company could comply, and noncompliance could adversely affect the Company's integrated pharmacy service programs.

         In addition to state regulations of pharmacies and pharmacists, federal statutes and regulations establish standards for the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. To the extent the Company uses the federal postal service, Federal Trade Commission and United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within thirty days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with the above requirements. Substantially all of the Company's products are shipped by commercial delivery services.

         As a health care company, Chronimed is subject to various federal laws that regulate the relationship between providers of health care services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for inducement of referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. In addition, numerous states have laws or legislation pending prohibiting financial arrangements among health care providers. Violations of these laws include civil and criminal penalties, as well as the suspension or termination of a provider's ability to continue to provide services in the state.

         The federal prohibitions on inducements for referrals are so broadly drafted that they may create liability in connection with a wide variety of business transactions that have been traditional or commonplace in the health care industry. Courts, the Department of Health and Human Services ("HHS"), and officials of the Office of Inspector General have construed broadly the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements and, in so doing, have created uncertainty as to the legality of numerous types of business and financial relationships between health care providers and practitioners. "Safe harbor" regulations define a narrow scope of practices that will be exempted from prosecution or other enforcement action under the illegal remuneration provisions of the fraud and abuse provisions of the Social Security Act. Because of the narrow scope of the safe harbor exemptions, these regulations do not eliminate this uncertainty. These regulations may be followed by more aggressive enforcement of these provisions with respect to relationships that do not fit within the specified safe harbor rules. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have rarely been interpreted by courts or regulatory agencies.

         Because of the potentially broad proscriptions contained in federal and state laws, there can be no assurance that all of the Company's business practices would be construed to comply with these laws in all respects. However, in the situations where the Company purchases or provides services and products or otherwise contracts with health care providers who may be in a position to refer patients to the Company, the Company believes it has exercised care in an effort to structure such arrangements to comply with existing federal and state laws.

         The Company's recent expansion of its proprietary and licensed product activities subjects it to additional regulation by numerous governmental authorities in the United States and other countries. The Federal Food, Drug and Cosmetic Act ("FDC Act") governs the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of most of the Company's proprietary and licensed products. Other federal regulations, such as the Occupational Safety and Health Act, also affect the Company. Many states have comparable laws. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         All products subject to the FDC Act, including food and food ingredients, are subject to the FDC Act's adulteration and misbranding requirements, and certain food additives require premarket clearance from the FDA. Clinical nutrition products are typically regulated by the FDA as foods for special dietary use, although certain single ingredient nutrient formulations are typically regulated as drugs. In October 1994, the Dietary Supplement Health and Education Act of 1994 was signed into law. This Act amends the FDC Act to establish standards with respect to the manufacture, labeling and introduction of new dietary supplements. The Act also established the Commission on Dietary Supplement Labels to conduct a study on the regulation of label claims and statements for dietary supplements and to report recommendations for changes in the regulation of dietary supplements by October 1996. No prediction can be made as to the effect such new regulations, if enacted, may have on the Company's operations or products.

         The FDC Act requires pre-market clearance or pre-market approval by the FDA prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls necessary to reasonably ensure their safety and effectiveness. The safety and effectiveness can be assured for class I devices through general controls (e.g., labeling, pre-market notification and adherence to GMP) and for class II devices through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life- supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

         Before a new device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. A number of devices for which PMA approval has been sought by other companies have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. Delays in, or the failure to receive, pre-market clearance or approval of any diagnostic products submitted by the Company could have an adverse impact on the Company.

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. A variety of new approaches have been proposed, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and the creation of large purchasing groups. In addition, some of the states in which the Company operates have adopted or are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company.

SEGMENT INFORMATION

         The Company operates in one major business segment -- health care services. A description of the Company's business units and related revenues can be found in the Company's 1996 Annual Report to Shareholders.

SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As sales through Home Service Medical (the mail order diabetes business) and Specialty Pharmacy (the organ transplant business) become a less significant part of the Company's total revenues, the Company believes its revenues and earnings will become less seasonal.

EMPLOYEES

         As of September 10, 1996, the Company employed approximately 280 full-time employees. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are excellent.


ITEM 2.  PROPERTIES

         The Company's corporate offices and distribution facility are located in Minnetonka, Minnesota, in approximately 31,000 square feet of space leased for a term expiring July 31, 1997. The Company leases approximately 18,000 additional square feet for Supreme strip manufacturing and product distribution in Eden Prairie, Minnesota, for a term expiring July 31, 1997. In addition to the pharmacies in Minnesota, the Company operates pharmacies located in Mesa, Arizona; South San Francisco, California; Ft. Lauderdale and Miami, Florida; Chicago, Illinois; Kansas City, Missouri; Dallas and Houston, Texas; and Salt Lake City, Utah. The leases for these properties expire over periods extending to 1999. The Company also leases approximately 1,000 square feet of space for a sales office in Aliso Viejo, California, with the lease expiring May 1, 1998. The Company's retail diabetes service centers occupy premises leased for terms ranging from month-to-month to five years.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of September 6, 1996, are as follows:

         Name                Age      Position
         ----                ---      --------

Maurice R. Taylor, II        50       Chairman of the Board of Directors, Chief
                                      Executive Officer and President

Dennis C. Burton, Rph        40       Executive Vice President

Norman A. Cocke              51       Senior Vice President, Chief Financial
                                      Officer, and Secretary

Steven A. Crees              42       Senior Vice President

Larry E. Niederkohr, Rph     45       Vice President

Patrick L. Taffe             44       Vice President


         Mr. Taylor, a cofounder of the Company, has served as President, Chief Executive Officer and a director of the Company since 1985. He has been the Chairman of the Board of Directors since June 1994. From 1977 to 1984, Mr. Taylor was Executive Vice President and Chief Operating Officer of Summit Gear, Inc., a manufacturer of precision instruments for the aerospace industry. Before his employment with Summit Gear, Inc., Mr. Taylor held various management positions in companies whose principal activities were manufacturing, distribution and international trade.

         Mr. Burton joined the Company in April 1989 and was named a Vice President in December 1989 and Executive Vice President in July 1994. From 1987 to 1989, he was General Manager of Pharmacy USA, the mail-order pharmacy division of Rite-Aid Corporation, a national retail pharmacy company.

         Mr. Cocke joined the Company in February 1995 in his current position. From 1992 to 1994, he was Senior Vice President and Chief Financial Officer of National Computer Systems, Inc., an information systems and services company. From 1973 to 1991, he was employed by NCR Corporation in a variety of capacities, most recently as Vice President, Administration of the United States Group.

         Mr. Crees joined the Company in January 1986 and was named a Vice President in March 1987 and Senior Vice President in July 1994. From August 1982 to January 1986, he was a marketing representative for Baxter Travenol Corp., a health-care product distribution company.

         Mr. Niederkohr joined the Company in June 1994 and was named a Vice President in September 1994. From 1988 to 1994, he was employed at Caremark Inc. Prescription Services Division, the mail order pharmacy division of Caremark, most recently as Director of Technical Services.

         Mr. Taffe joined the Company in July 1996 as Vice President of Information Systems. From 1992 to 1996, he was Vice President, Information Systems and Operations with MedPower Information Systems, Inc., a business that consults with companies implementing health care information systems and processes. Previous employment included top MIS positions with Carlson Travel Group, and Damark and CVN Companies, both of which were in the mail order business.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The information in the section titled "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 30 of the Chronimed Inc. 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information in the section titled "Selected Financial Data" on page 14 of the Chronimed Inc. 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 of the Chronimed Inc. 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Index to Financial Statements and Financial Statement Schedules on page F-1 of this Report and to each of the items referred to therein, which information is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         See Item 4A of Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a) For Financial Statements and Financial Statement Schedules filed as a part of this Report, reference is made to "Index to Financial Statements and Financial Statement Schedules" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index on page 25 of this Annual Report on Form 10-K.

         (b) The registrant filed no report on Form 8-K during the last quarter of the fiscal year ended June 28, 1996. However, the registrant has filed a Form 8-K dated July 10, 1996, for the acquisition of a business. Required financial statements will be filed through an amended Form 8-K on or before September 16, 1996.

         (c) See Exhibit Index on pages 22 and 23 of this Annual Report on Form 10-K.

         (d) See page F-1 of this Report for Financial Statements and Financial Statement Schedules.

                                      * * *

         Portions of the 1996 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the Commission.



                                  EXHIBIT INDEX
                                  -------------
EXHIBIT           (FORM 10-K -- ITEM 14 (a) 3. AND ITEM 14 (c))
NUMBER
- ------

3.1      Articles of Incorporation of the Company, as amended.(1)

3.2      Bylaws of the Company.(1)

4.1      Specimen form of the Company's Common Stock certificate.(1)

10.1     Diabetes Center, Inc. Stock Option Plan.(1)/(2)

10.2     Diabetes Center, Inc. Stock Option Plan of 1986.(1)/(2)

10.3     Form of Incentive Stock Option Agreement.(1)/(2)

10.4     Form of Nonstatutory Stock Option Agreement.(1)/(2)

10.5 Employment Agreement effective July 1, 1996, between the Company and Maurice R. Taylor, II. (2)

10.6 Lease dated January 16, 1995, between Blum Associates, a California limited partnership, and the Company.(7)

10.7 Lease dated October 17, 1990, between The Travelers Insurance Company and the Company, as amended November 12, 1991.(1)

10.8 Publishing Agreement dated as of January 1, 1989, between the Company and Park Nicollet Medical Foundation.(1)

10.9 Book and Pamphlet License Agreement dated as of July 1, 1989, between the Company and Park Nicollet Medical Foundation.(1)

10.10 Agreement to Provide Diabetes Services and Products dated December 7, 1990, between the Company and Group Health, Inc.(1)

10.11 Agreement to Provide Diabetic Services dated May 1, 1991, between the Company and Health Insurance Plan of Greater New York.(1)

10.12 Referral Provider Agreement dated July 1, 1989, between the Company and Med Centers Health Care, Inc.(1)

10.13 Agreement to Provide Specialty Pharmacy Services to The Travelers Managed Care System dated March 3, 1993.(3)

10.14 Referral Provider Agreement between the Company and Medcenters Managed Care, Inc. dated January 4, 1993.(3)

10.15 Revolving Line of Credit Agreement amended February 8, 1996, between the Company and National City Bank of Minneapolis.

10.16 Marketing and Distribution Agreement between Orphan Medical, Inc. and Chronimed Inc. effective as of July 2, 1994.(4)

10.17 Security Agreement between Orphan Medical, Inc. and Chronimed Inc. effective as of July 2, 1994.(4)

10.18 Distribution Agreement between Diagnostic Solutions, Inc. and Chronimed Inc. effective as of October 10, 1992.(4)

10.19 Distribution Agreement between Can-Am Care Corp. and Chronimed Inc. effective as of October 19, 1992.(4)

10.20    Lease dated July 27, 1994, between the Company and Jorandcor, Inc.(4)

10.21    Pharmacy Services Agreement with Prudential Insurance Company of
         America.(5)

10.22    Chronimed Inc. 1994 Stock Option Plan.(5)

10.23    Chronimed Inc. 1994 Stock Option Plan for Directors.(5)

10.24    Pharmacy Participation Agreement with Aetna Health Management, Inc.(7)

10.25 Agreement and Plan of Reorganization - British American Medical, effective as of August 1, 1995.(7)

10.26    Acquisition Agreement - Statscript, effective as of July 1, 1996. (6)

10.27    Chronimed Inc. 1997 Stock Option Plan.

11.1     Computation of Earnings Per Share.

13.1 1996 Annual Report to Shareholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

21.1     List of Subsidiaries

23.1     Consent of Ernst & Young LLP

27       Financial Data Schedule

99 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act

- --------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45644), as amended.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed with The Commission on September 30, 1993, under file number 0-19952.

(4) Incorporated by reference to the Company's 1994 Annual Report on Form 10-K filed with The Commission on September 29, 1994, under file number 0-19952.

(5) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on January 31, 1995, under file number 0-19952.

(6) Incorporated by reference to the Company's report on Form 8-K filed with The Commission on July 10, 1996, under file number 0-19952.

(7) Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with The Commission on September 28, 1995, under file number 0-19952.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHRONIMED INC.

Dated:  September 11, 1996
                                     By  /s/ Maurice R. Taylor, II
                                         --------------------------------------
                                         Maurice R. Taylor, II
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Maurice R. Taylor, II                               September 11, 1996
- -----------------------------------------
Maurice R. Taylor, II - President
(Principal Executive Officer and
Chairman of the Board of Directors)

/s/ Norman A. Cocke                                     September 11, 1996
- -----------------------------------------
Norman A. Cocke - Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/ John Howell Bullion
- -----------------------------------------               September 11, 1996
John Howell Bullion (Director)

/s/ Donnell D. Etzwiler, M.D.                           September 11, 1996
- -----------------------------------------
Donnell D. Etzwiler, M.D. (Director)

/s/ Charles V. Owens, Jr.                               September 11, 1996
- -----------------------------------------
Charles V. Owens, Jr. (Director)

/s/ Lawrence C. Weaver, Ph.D.                           September 11, 1996
- -----------------------------------------
Lawrence C. Weaver, Ph.D. (Director)

/s/ Henry F. Blissenbach                                September 11, 1996
- -----------------------------------------
Henry F. Blissenbach (Director)



                    INDEX TO EXHIBITS FILED WITH THIS REPORT
                    ----------------------------------------

         See pages 22 and 23 of this Report for a list of all exhibits that are part of the Report.



Exhibit No. 10.5          Employment Agreement effective July 1, 1996, between
                          the Company and Maurice R. Taylor, II.


Exhibit No. 10.15         Revolving Line of Credit Agreement amended February 8,
                          1996, between the Company and National City Bank of
                          Minneapolis


Exhibit No. 10.27         Chronimed Inc. 1997 Stock Option Plan


Exhibit No. 11.1          Computation of Earnings Per Share


Exhibit No. 13.1          Portions of the 1996 Annual Report to Shareholders


Exhibit No. 21.1          List of Subsidiaries


Exhibit No. 23.1          Consent of Ernst & Young LLP


Exhibit No. 27            Financial Data Schedule


Exhibit No. 99            Cautionary Statements for purposes of the "Safe
                          Harbor" Provisions of the Private Securities
                          Litigation Reform Act.


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

               (FORM 10-K--ITEM 14(a)(1.) and (2.) and ITEM 14(d))

         The following financial statements of Chronimed Inc. are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this Report by reference to the Registrant's Annual Report to Shareholders for the year ended June 28, 1996:

                                                                                          Pages in
                                                                                        Annual Report
                                                                                        -------------
Audited Financial Statements:
 Consolidated Balance Sheets--June 28, 1996 and June 30, 1995.............................  19
 Consolidated Statements of Income--Years Ended June 28, 1996,
    June 30, 1995, and July 1, 1994.......................................................  20
 Consolidated Statements of Shareholders' Equity--Years Ended June 28, 1996,
    June 30, 1995, and July 1, 1994.......................................................  21
 Consolidated Statements of Cash Flows--Years Ended June 28, 1996,
    June 30, 1995, and July 1, 1994.......................................................  22

Notes to Financial Statements.............................................................  23-29

Report of Independent Auditors............................................................  30

      The following financial statement schedules should be read in conjunction with the financial statements referred to above.

Financial Statement Schedules:

  Years Ended June 28, 1996, June 30, 1995, and July 1, 1994

Schedule                                                                    Page
- --------                                                                    ----

II      Valuation and Qualifying Accounts and Reserves  . . . . . . . . .   F-2



        Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                 CHRONIMED INC.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                  COL. A                          COL. B                    COL. C                       COL. D            COL. E
                                                                           Additions
                                                 Balance at                                             Deductions --    Balance at
                Description                      Beginning of                                             Describe     End of Period
                                                   Period
- ----------------------------------------------- --------------------------------------------------  -----------------  -------------
                                                                  Charged to         Charged to
                                                                  Costs and          Other
                                                                  Expenses           Accounts --
                                                                                     Describe
                                                                  -----------        -----------
Year ended June 28, 1996:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts              $725,000           $1,099,063       $      --          $964,063(1)        $860,000
                                                ========           ==========       ============       ===========        ========

Year ended June 30, 1995:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts              $675,000           $1,003,870       $     --           $953,870(1)        $725,000
                                                ========           ==========       ============       ===========        ========

Year ended July 1, 1994:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts              $360,000           $  837,236       $     --           $522,236(1)        $675,000
                                                ========           ==========       ============       ===========        ========

(1)  Uncollectible accounts written off, net of recoveries.