Form 10-Q
period 1996-09-27
CHRONIMED INC
filed 1996-11-05
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the period ended        September 27, 1996
                      -----------------------------

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


       Common Stock, $.01 par value - 12,546,166 shares outstanding as of
                                October 24, 1996
--------------------------------------------------------------------------------


                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES




PART I.   FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 27, 1996 and June 28, 1996

                  Consolidated Statements of Income - Three months ended September 27, 1996 and September 29, 1995

                  Consolidated Statements of Cash Flows - Three months ended September 27, 1996 and September 29, 1995

                  Notes to Consolidated Financial Statements - September 27,
                  1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

                  Items 1 through 5 have been omitted since all items are not applicable or answers negative.


Item 6.           Exhibits

                  10.27    Chronimed 1997 Stock Option Plan
                  11.1     Computation of Earnings Per Share



SIGNATURES





Part I.  Financial Information
Item I.  Financial Statements


                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ($000s)
                                                                             SEPT. 27,   JUNE 28,
                                                                               1996        1996
                                                                             --------    --------
ASSETS                                                                      (UNAUDITED)  (NOTE A)
  Current assets:
    Cash and cash equivalents ............................................   $  3,890    $ 11,434
    Available-for-sale securities ........................................      7,219      12,803
    Accounts receivable (net of allowance
     of $990,000 and $860,000 at September 27, 1996
     and June 28, 1996, respectively) ....................................     21,705      19,843
    Income taxes receivable ..............................................         45          49
    Inventory ............................................................     13,626       5,476
    Other current assets .................................................        644         559
    Deferred taxes .......................................................        493         493
                                                                             --------    --------
        Total current assets .............................................     47,622      50,657

  Note receivable ........................................................      1,384       1,375
  Available-for-sale securities ..........................................      9,005       9,069

  Property and equipment:
    Property and equipment ...............................................      9,528       8,542
    Allowance for depreciation ...........................................     (3,732)     (3,097)
                                                                             --------    --------
                                                                                5,796       5,445

Intangible assets, net ...................................................     10,315       1,362
                                                                             --------    --------
Total assets .............................................................   $ 74,122    $ 67,908
                                                                             ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued expenses ................................     16,246    $  9,992
    Short-term debt ......................................................        350         404
                                                                             --------    --------
            Total current liabilities ....................................     16,596    $ 10,396

  Long-term debt .........................................................       --           350

  Shareholders' equity:
    Preferred Stock, $.01 par value;
      5,000,000 shares authorized; none
      outstanding ........................................................       --          --
    Common Stock, $.01 par value --
      authorized 20,000,000 shares;  issued and
      outstanding September 27, 1996 -- 12,431,443 shares;
      June 28,1996 -- 12,454,560 shares ..................................        125         125
    Additional paid-in capital ...........................................     48,719      49,569
    Retained earnings ....................................................      8,723       7,475
                                                                             --------    --------
                                                                               57,567      57,169

    Unrealized (loss) on available-for-sale securities ...................        (41)         (7)
                                                                             --------    --------
       Total shareholders' equity ........................................     57,526      57,162
                                                                             --------    --------

 Total liabilities and shareholders'
    equity ...............................................................   $ 74,122    $ 67,908
                                                                             ========    ========



                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                     ($000s)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                               SEPTEMBER 27,       SEPTEMBER 29,
                                                   1996               1995
                                                 --------           --------
Revenues
   Managed Care .......................          $  4,933           $  2,692
   Proprietary ........................             9,210              5,401
   Patient Choice/Professional Referral            14,363             10,433
                                                 --------           --------

          TOTAL REVENUES ..............            28,506             18,526

Cost of Sales .........................            20,757             13,578
                                                 --------           --------

          GROSS PROFIT ................             7,749              4,948

Operating Expenses
   Selling and Marketing ..............             1,616              1,467
   General and Administrative .........             4,238              2,679
   Research and Development ...........               207                 95
                                                 --------           --------

          TOTAL OPERATING EXPENSES ....             6,061              4,241

Operating Income ......................             1,688                707
Interest Income .......................               267                309
Provision for Income Taxes ............              (708)              (291)
                                                 --------           --------

NET INCOME ............................          $  1,247           $    725
                                                 ========           ========

  Income per share ....................          $    .09           $    .06

Weighted average number
  of shares outstanding (000s) ........            13,212             12,916



                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000s)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                    SEPTEMBER 27,     SEPTEMBER 29,
                                                                                        1996               1995
                                                                                      --------           --------
Operating Activities:
    Net income .............................................................          $  1,247           $    725
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
           Depreciation and amortization ...................................               929                365
           Changes in operating assets and liabilities:
              Accounts and notes receivable ................................            (1,868)            (2,041)
              Inventory ....................................................            (8,150)            (2,516)
              Other assets .................................................               (95)               (36)
              Accounts payable and accruals ................................             6,254             (4,099)
                                                                                      --------           --------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............            (1,683)               596

Investing Activities:
    Repurchase of common stock .............................................            (1,577)              --
    Acquisitions, net of cash purchased ....................................            (9,234)               (84)
    Purchases of property and equipment ....................................              (985)              (548)
    Purchase of available-for-sale securities ..............................            (2,006)            (2,580)
    Sale and maturities of available-for-sale securities ...................             7,619              3,051
                                                                                      --------           --------

           NET CASH (USED IN) INVESTING ACTIVITIES .........................            (6,183)              (161)

Financing Activities:
    Net proceeds from sale of Common Stock .................................               322                257

           NET CASH PROVIDED BY
              FINANCING ACTIVITIES .........................................               322                257
                                                                                      --------           --------

Increase (decrease) in cash and cash equivalents ...........................            (7,544)               692

Cash and cash equivalents at beginning of period ...........................            11,434              2,203
                                                                                      --------           --------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................          $  3,890           $  2,895
                                                                                      ========           ========



                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending June 27, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended June 28, 1996.

The balance sheet at June 28, 1996, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.


NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are valued at the lower of cost or market under the average cost method.


NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of September 27, 1996 and June 28, 1996. The Company considers the net unrealized loss on these investments of $41,000 and $7,000 at those respective dates to be temporary, and as such has recorded it through shareholders' equity.


NOTE D--ACQUISITION

Effective July 1, 1996, the Company acquired the assets of StatScript Management Services, Inc. and its associated specialty pharmacies (StatScript). The all-cash purchase price was $10,250,000, plus a contingent payment of up to $2,250,000. StatScript provides pharmacy services to patients with HIV and AIDS.


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

REVENUES

         The Company's revenues are derived from three principal sources: (1) customers who are part of a managed care network ("Managed Care"); (2) revenues generated primarily from sales of proprietary products ("Proprietary Products"); and (3) referrals from healthcare providers or patients who choose to purchase from the Company ("Patient Choice"), which now includes the new StatScript Pharmacy business acquired in July, 1996.

         Total revenues increased 54%, from $18,526,000 to $28,506,000, for the three months ended September 29, 1995, and September 27, 1996, respectively. Price increases have not been a significant reason for these revenue increases.

         Revenue from Managed Care contracts grew 83%, from $2,692,000 to $4,933,000 for the three months ended September 29, 1995, and September 27, 1996, respectively. Strong growth in managed care sales for distribution of self injectable medications accounted for this increase. Revenue from Proprietary Products grew 71%, from $5,401,000 to $9,210,000 due to strong sales growth in both the Quick Check and Supreme reagent strips. Patient Choice revenue increased 38%, from $10,433,000 to $14,363,000, due primarily to the addition of our new StatScript Pharmacy business in July, 1996, which closed the quarter with $4,232,000 in revenue. Specialty Pharmacy, the largest business unit in Patient Choice, closed the quarter down 7% in revenue due mainly to the decision by the Company to suspend serving patients insured by low margin payors.

         Overall revenue growth for Chronimed is expected to remain strong through the remainder of fiscal 1997. The Company predicates its high growth managed care revenue projections on a business model which relates the number of converted patients for the Company's self injectables program to the number of members of health insurance plans under agreements with the Company. Because the Company has had limited time with the programs to develop statistically sound patient conversion rates, its projections may be subject to inaccuracy. As to proprietary products' projections, sales and production rates of reagent strips, if continued, coupled with new and updated products to be offered this fiscal year, should provide for high growth rates through fiscal 1997 compared to fiscal 1996. The Company believes its production rates are sustainable but may be subject to unforeseen shortfalls.

COST OF SALES AND GROSS PROFIT

         The increase in cost of sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 reflects the Company's 54% revenue growth. The gross margin percentage improved from 26.7% to 27.2% for the three months ended September 29, 1995 and September 27, 1996, respectively. This improvement is due primarily to profitable growth in the reagent strip business, increased margins in the Managed Care self-injectables program, and the addition of StatScript Pharmacy at better-than-average margins.

         The average order size for all businesses increased from $374 to $475 for the three months ended September 29, 1995 and September 27, 1996, respectively. The increase in order size has generally resulted in higher gross margin dollars per order. These increases were due to continued growth in higher-priced prescription drugs and volume sales through distributors of medical products.


SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased 10% over the prior year's first quarter, primarily as a result of increased spending in preparation for product releases, additional sales personnel, and increased promotional activities. As a percent of revenues, selling and marketing expenses decreased from 7.9% to 5.7% in the three months ended September 29, 1995 and September 27, 1996, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative (G&A) expenses increased 58% over the prior year's first quarter. As a percent of revenues, these expenses increased from 14.5% to 14.9%. The Company's G&A expenses include customer service and fulfillment, and thus vary with order activity. These increases reflect additional people and systems to build an appropriate infrastructure for continued revenue growth. These increases also reflect goodwill amortization associated with the StatScript acquisition as well as StatScript's normal general and administrative expenses. For the full 1997 fiscal year, the Company expects G&A expenses to be approximately 13% of revenue.


OPERATING INCOME

         Operating income increased from $707,000 to $1,688,000 for the three months ended September 29, 1995 and September 27, 1996, respectively. This increase reflects 54% revenue growth, improved margins, and controlled selling, general and administrative expenses.


INTEREST INCOME

         Interest income decreased primarily as a result of the decrease in total investment balances. Net interest income after a provision for taxes accounted for approximately 40% and 20% of net income for the three months ended September 29, 1995 and September 27, 1996, respectively.


INCOME TAXES

         The Company's income tax rate was approximately 28.7% and 36.2% in the three months ended September 29, 1995 and September 27, 1996, respectively. These rates differ from the statutory rate due to favorable tax treatment on municipal bond interest income. The rate increase in the comparable quarters is due to a lower percentage of income from interest in the fiscal 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 27, 1996, the Company had working capital of $31,026,000, with no long-term debt, and $57.5 million of shareholders' equity.

         The Company believes that its current working capital, together with existing sources of liquidity and cash generated by operations, will satisfy its working capital requirements through at least fiscal 1997.

         The Company's accounts receivable are generally with Payors for which the collection periods vary depending on the practices of the individual Payor. Because of the complexities involved in the reimbursement process, typically as much as one third of the Company's receivables are outstanding for more than 90 days on an ongoing basis. The average collection period for the Company's accounts receivable increased up until the beginning of fiscal 1995 as the Company became more involved in the reimbursement process through its specialty pharmacy programs for patients with chronic conditions, including organ transplant and HIV/AIDS. Additionally, the Company has obtained an increasing number of patients with benefits from Medicaid and special state programs which tend to pay claims more slowly. The advent of electronic billing is a recent positive trend that has begun to shorten cash collection periods and improve cash flow. Nonetheless, the Company expects working capital requirements to increase as revenues increase.

         The days sales outstanding (DSO) of the Company's accounts receivable improved to 64 at September 27, 1996, compared to 76 at September 29, 1995. The decrease reflects improved collection efforts and the mix of business. Growth in revenue from Payors which are billed electronically and increased sales to large institutions have both contributed to the decrease in DSO as these groups pay claims in a more timely manner.

         The reserve for bad debts increased from $860,000 to $990,000 from June 28, 1996, to September 27, 1996, supporting the Company's significant revenue growth, favorably offset by the improving quality of receivables.

         Inventory increased $8.2 million from June 1996 to September 1996 due to large buys to secure favorable pricing and to general business growth.

         Effective July 1, 1996, the Company acquired the assets of StatScript Management Services, Inc. and its associated specialty pharmacies (StatScript). The all-cash purchase price was $10,250,000, plus a contingent payment of up to $2,250,000. StatScript provides pharmacy services to patients with HIV and AIDS.

         On September 6, 1996, the Company approved a stock repurchase plan of up to 1 million shares at times and prices to be determined by management. Through September 27, 1996, the Company has repurchased 113,000 shares at a cost of $1,575,000 with plans to acquire more shares in fiscal 1997.

         The Company has no material commitments for capital expenditures for fiscal 1997. The Company's capital plan for fiscal 1997 is $2.7 million.

         The Company has a discretionary line of credit of $2,500,000. There was no balance outstanding under the line of credit at September 27, 1996.

         The Company has a $1.4 million note receivable from Health Craft International, Inc. (HCI) at September 27, 1996. The note bears interest at a rate of 8%, payable monthly. Proceeds from the note are being used to fund development of a new product for diabetes patients. Principal payments on the note have been restructured to commence in January, 1997, and are payable in sixty equal monthly installments. The Company has the option of converting this note into a controlling equity interest in HCI. Alternatively, the Company has the option to acquire the assets of HCI by forgiving the note, paying a one-time fee, and agreeing to a revenue-based royalty schedule subject to a maximum dollar limit. As is always the case with product design and development efforts, there is a risk that the project will not be completed successfully. If the underlying HCI project is unsuccessful, the Company's note receivable may become uncollectible.


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


OUTLOOK

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; difficulties in realizing the expected revenues and profits from the StatScript acquisition; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 12, 1996, for additional circumstances that could cause actual results to differ from forecasts.


                                     PART II


Items 1 through 5 required under Part II have been omitted since they are not applicable or the answers negative.



Item 6 -       Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     10.27   Chronimed 1997 Stock Option Plan
                     11.1    Computation of Earnings Per Share

               (b)   Reports on Form 8-K

                     The Company filed a report on Form 8-K dated July 10, 1996 and an amended report on Form 8-K/A dated September 13, 1996, both related to the acquisition of StatScript Pharmacy.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    CHRONIMED INC.
                                    (REGISTRANT)



   November 1, 1996                 /s/  Maurice R. Taylor, II
              Date                       Maurice R. Taylor, II
                                         Chairman of the Board, President, and
                                              Chief Executive Officer



    November 1, 1996                /s/ Norman A. Cocke
              Date                      Norman A. Cocke
                                        Senior Vice President, Chief Financial
                                              Officer and Secretary