Form 10-Q
period 1996-12-27
CHRONIMED INC
filed 1997-02-07
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended       December  27, 1996

Commission File Number        0-19952

                                 CHRONIMED Inc.
             (Exact name of registrant as specified in its charter)

           Minnesota                                            41-1515691
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


         Common Stock, $.01 par value - 11,817,838 shares outstanding as of January 30, 1997




                                      INDEX
                         CHRONIMED INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets - December 27, 1996 and June 28, 1996

              Consolidated Statements of Income - Three months ended December 27, 1996 and December 29, 1995; Six months ended December 27, 1996 and December 29, 1995

              Consolidated Statements of Cash Flows - Six months ended December 27, 1996 and December 29, 1995

              Notes to Consolidated Financial Statements - December 27, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

              Items 1, 3 and 5 have been omitted since all items are not applicable or answers are negative.

Item 2.       Changes in Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K

               3         Amendments to Chronimed By Laws as of December 18, 1996

              10.15 Line of Credit Agreement between Chronimed Inc. and First Bank, NA

              11.1       Computation of Earnings Per Share

              27         Financial Data Schedule


SIGNATURES




Part I. Financial Information
Item 1. Financial Statements


CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                             Dec 27, 1996   June 28, 1996
                                                             ------------   ------------
ASSETS                                                       (Unaudited)      (Note A)
Current assets:
  Cash and cash equivalents                                    $    563      $ 11,434
  Available-for-sale securities                                   1,418        12,803
  Accounts receivable, net                                       22,442        19,843
  Income taxes receivable                                            42            49
  Inventory                                                      16,117         5,476
  Other current assets                                              823           559
  Deferred taxes                                                    493           493
                                                               --------      --------
    Total current assets                                         41,898        50,657

Note receivable                                                   1,391         1,375
Available-for-sale securities                                     4,892         9,069

Property and equipment:
  Property and equipment                                         10,678         8,542
  Allowance for depreciation                                     (4,281)       (3,097)
                                                               --------      --------
                                                                  6,397         5,445

Intangible assets, net                                           10,036         1,362
                                                               --------      --------
  Total assets                                                 $ 64,614      $ 67,908
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $ 15,942      $  9,992
  Short-term debt                                                   350           404
                                                               --------      --------
    Total current liabilities                                    16,292        10,396

Long-term debt                                                     --             350

Shareholders' equity:
  Preferred stock, $.01 par value--
  authorized 5,000,000 shares; none outstanding                    --
  Common stock, $.01 par value--
  authorized 20,000,000 shares; issued and
  outstanding December 27, 1996--11,802,826;
  June 28, 1996--12,454,560                                         118           125
  Additional paid-in capital                                     37,690        49,569
  Retained earnings                                              10,491         7,475
                                                               --------      --------
                                                                 48,299        57,169
  Unrealized gain (loss) on available-for-sale securities            23            (7)
                                                               --------      --------
     Total shareholders' equity                                  48,322        57,162

Total liabilities and shareholders' equity                     $ 64,614      $ 67,908
                                                               ========      ========




CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)


                                    Three months ended            Six months ended
                               Dec 27, 1996   Dec 29, 1995   Dec 27, 1996   Dec 29, 1995
                               ------------   ------------   ------------   ------------
REVENUES
  Managed Care                   $  5,558       $  3,090       $ 10,490       $  5,782
  Proprietary                       9,267          8,980         18,477         14,381
  Patient Choice                   16,507         12,739         30,871         23,172
                                 --------       --------       --------       --------
    Total Revenue                  31,332         24,809         59,838         43,335
             YR TO YR GROWTH         26.3%                         38.1%

COSTS AND EXPENSES
  Cost of sales                    22,634         17,658         43,401         31,236
    Gross profit                    8,698          7,151         16,437         12,099
              % OF REVENUE           27.8%          28.8%          27.5%          27.9%
  Selling and marketing             1,883          1,749          3,447          3,217
  General and administrative        4,087          3,008          8,361          5,686
  Research and development             78             97            285            192
                                 --------       --------       --------       --------
    Total operating expenses        6,048          4,854         12,093          9,095
              % OF REVENUE           19.3%          19.6%          20.2%          21.0%

INCOME FROM OPERATIONS              2,650          2,297          4,344          3,004
              % OF REVENUE            8.5%           9.3%           7.3%           6.9%
  Interest income                     191            232            458            540

INCOME BEFORE INCOME TAXES          2,841          2,529          4,802          3,544
  Provision for income taxes       (1,078)          (907)        (1,786)        (1,198)

NET INCOME                       $  1,763       $  1,622       $  3,016       $  2,346
              % OF REVENUE            5.6%           6.5%           5.0%           5.4%

NET INCOME PER SHARE             $   0.14       $   0.12       $   0.23       $   0.18

AVERAGE SHARES OUTSTANDING         12,695         13,078         12,887         12,991





CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                 Six Months Ended
                                                            Dec 27, 1996   Dec 29, 1995
                                                            ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                  $  3,016      $  2,346
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              1,771           818
      Changes in operating assets and liabilities:
        Accounts and notes receivable                           (2,609)       (5,802)
        Inventory                                              (10,641)       (1,126)
        Other assets                                              (290)          105
        Accounts payable and accruals                            5,950         3,082
                                                              --------      --------

      Net cash (used in) operating activities                   (2,803)         (577)

INVESTING ACTIVITIES:
  Repurchase of common stock                                   (13,254)           --

  Acquisitions, net of cash purchased                           (9,234)          (84)
  Purchases of property and equipment                           (2,136)       (1,263)
  Purchase of available-for-sale securities                     (2,006)       (2,580)
  Sales and maturities of available-for-sale securities         17,598         7,054
                                                              --------      --------

      Net cash provided by (used in) investing activities       (9,032)        3,127

FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                           964           974

      Net cash provided by financing activities                    964           974

Increase (decrease) in cash and cash equivalents               (10,871)        3,524

Cash and cash equivalents at beginning of period                11,434         2,203
                                                              --------      --------

Cash and cash equivalents at end of period                    $    563      $  5,727
                                                              ========      ========



                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 27, 1996 are not necessarily indicative of the results that may be expected for the year ending June 27, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended June 28, 1996.

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


NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 27, 1996 and June 28, 1996. The Company considers the net unrealized gain/(loss) on these investments of $23,000 and $(7,000) at those respective dates to be temporary, and as such has recorded it through shareholders' equity.




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

REVENUES

         The Company's revenues are derived from three principal sources: (1) customers who are part of a managed care network ("Managed Care"); (2) revenues generated primarily from sales of proprietary products ("Proprietary Products"); and (3) referrals from healthcare providers or patients who choose to purchase from the Company ("Patient Choice"), which includes the StatScript Pharmacy business acquired in July, 1996.

         Total revenues increased 26%, from $24,809,000 to $31,332,000, for the three months ended December 29, 1995, and December 27, 1996, respectively; and 38%, from $43,335,000 to $59,838,000 for the six months ended December 29, 1995 and December 27, 1996, respectively. Price increases have generally not been a significant reason for these revenue increases.

         Revenue from Managed Care contracts grew 80%, from $3,090,000 to $5,558,000 for the three months ended December 29, 1995, and December 27, 1996, respectively; and 81%, from $5,782,000 to $10,490,000 for the six months ended December 29, 1995 and December 27, 1996, respectively. Strong growth in managed care sales of self injectable medications accounted for this increase. Revenue from Proprietary Products grew 3% for the quarter, from $8,980,000 to $9,267,000 due to increases in Supreme strip sales and Publishing sales, partially offset by a decline in Quick Check strip sales caused by both an extremely strong year ago quarter performance and lower second quarter Quick Check strip sales due to a production hold. For the respective six month periods, revenue from Proprietary Products grew 28%, from $14,381,000 to $18,477,000, on the strength of Supreme strip sales and related medical product sales. Patient Choice revenue increased 30% for the quarter, from $12,739,000 to $16,507,000, due to the addition of the StatScript Pharmacy business in July, 1996, which closed the quarter with $4,506,000 in revenue. Specialty Pharmacy, the largest business unit in Patient Choice, closed the quarter down 10% in revenue compared to the year ago quarter due mainly to the decision by the Company to suspend serving patients insured by the lowest margin payors. For the respective six month periods, revenue from Patient Choice grew 33%, from $23,172,000 to $30,871,000, due to $8,739,000 in StatScript growth offset by a planned decline in Specialty Pharmacy revenue.

         The shortfall in Quick Check sales noted above was due to a voluntary shipment hold by our reagent strip supplier starting late November pending final and conclusive results of a Food and Drug Administration (FDA) standards test on the product. Revenues for the second quarter were negatively impacted by about $1 million due to this hold. Chronimed's strip supplier and independent experts in the field of diabetes have disputed the FDA's preliminary test findings. The Company's supplier has been working very closely with the FDA on this matter, and as a result, Chronimed remains cautiously optimistic about resuming shipments soon. In the event, however, that satisfactory resolution of this matter does not occur in the Third Fiscal Quarter ending March 28, 1997, revenue could be adversely impacted by up to $4 million and earnings per share by up to $0.06 in the Third Fiscal Quarter. It is also possible that adverse impact could extend into the Fourth Fiscal Quarter if the issue continues unresolved.

         Revenue growth for Chronimed is expected to continue through the remainder of fiscal 1997, particularly due to growth in the self-injectables program and StatScript Pharmacy. The Company predicates its high growth managed care revenue projections on a business model which relates the number of converted patients for the Company's self injectables program to the number of members of health insurance plans under agreements with the Company. Because the Company has had limited time with the programs to develop statistically sound patient conversion rates, its projections may be subject to inaccuracy. As to proprietary products' projections, sales and production rates of reagent strips, if continued, coupled with new and updated products to be offered this fiscal year, should provide for continued growth through fiscal 1997 compared to fiscal 1996. However, as discussed above, the Quick Check shipment hold must be resolved soon in order for Proprietary Products revenue to continue strong through year-end. The Company believes its Supreme reagent strip production rates are sustainable but may be subject to unforeseen shortfalls.

GROSS PROFIT

          The gross profit percentage declined from 28.8% to 27.8% for the three months ended December 29, 1995 and December 27, 1996, respectively. This decline is due primarily to the increase in lower-margin Managed Care revenue and decrease in Specialty Pharmacy gross profits, partially offset by better-than-average gross profit percentages in our growing StatScript business. For the respective six month periods, the gross profit percentage declined slightly from 27.9% to 27.5% due primarily to the increase in lower-margin Managed Care revenue.

         The average order size for all businesses increased from $434 to $485 for the three months ended December 29, 1995 and December 27, 1996, respectively; and from $406 to $480 for the respective six month periods. The increase in order size has generally resulted in higher gross margin dollars per order. These increases are due to continued growth in higher-priced prescription drugs and volume sales through distributors of medical products.


SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased 8% over the prior year's second quarter, primarily as a result of increased spending in the self-injectables program and in the StatScript Pharmacy business. As a percent of revenues, selling and marketing expenses decreased from 7.0% to 6.0% in the three months ended December 29, 1995 and December 27, 1996, respectively. For the respective six month periods, selling and marketing expenses increased 7% for the same reasons noted above. As a percent of revenue, selling and marketing expenses decreased from 7.4% to 5.8% in the six months ended December 29, 1995 and December 27, 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative (G&A) expenses increased 36% over the prior year's second quarter. As a percent of revenues, these expenses increased from 12.1% to 13.0%. For the respective six month periods, G&A expenses increased 47%, with expenses increasing from 13.1% of revenue to 14.0% of revenue. The Company's G&A expenses include customer service and fulfillment, and thus vary with order activity. These increases reflect additional people and systems to build an appropriate infrastructure for continued revenue growth. These increases also reflect goodwill amortization associated with the StatScript acquisition as well as StatScript's normal general and administrative expenses.

INCOME FROM OPERATIONS

         Income from operations increased from $2,297,000 to $2,650,000 for the three months ended December 29, 1995 and December 27, 1996, respectively. As a percent of revenue, operating income decreased from 9.3% to 8.5% primarily as a result of decreased gross profit percentage caused by factors noted earlier. For the respective six month period, operating income increased from $3,004,000 to $4,344,000, up from 6.9% of revenue to 7.3% of revenue due primarily to reduced sales and marketing expenses as a percent of revenue.

INTEREST INCOME

         Interest income for both the quarter and six month period decreased as a result of the decrease in total investment balances.

INCOME TAXES

         The Company's income tax rate was approximately 35.9% and 37.9% in the three months ended December 29, 1995 and December 27, 1996, respectively; and 33.8% and 37.2% in the respective six month periods. These rates differ from the statutory rate due to favorable tax treatment on municipal bond interest income. The rate increase in the comparable periods is due to a lower percentage of income from interest in fiscal 1997 and to lesser relative amounts of investment securities being tax exempt.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 27, 1996, the Company had working capital of $25,606,000, with no long-term debt, and $48,322,000 of shareholders' equity.

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

         The days sales outstanding (DSO) of the Company's accounts receivable improved to 66 at December 27, 1996, compared to 71 at December 29, 1995. The decrease reflects improved collection efforts and the mix of business. Growth in revenue from Payors which are billed electronically and increased sales to large institutions have both contributed to the decrease in DSO as these groups pay claims in a more timely manner.

         The reserve for bad debts increased from $860,000 to $890,000 from June 28, 1996, to December 27, 1996, supporting the Company's revenue growth, favorably offset by the improving quality of receivables.

         Inventory increased $10.6 million from June 1996 to December 1996 due to two large forward purchase agreements to secure favorable pricing, to the acquisition of StatScript inventory, and to general business growth. The Company believes there is not significant risk of inventory write-offs and that the current inventory reserve is adequate.

          On September 6, 1996, the Company approved a stock repurchase plan of up to 1 million shares at times and prices to be determined by management. Through December 27, 1996, the Company has repurchased 903,500 shares at a cost of $13.3 million.

         The Company has no material commitments for capital expenditures for fiscal 1997. The Company's capital plan for fiscal 1997 is $2.7 million.

         The Company recently increased its committed line of credit from $2.5 million to $15 million in an agreement executed on December 31, 1996. There was no balance outstanding under the earlier line of credit on December 27, 1996.

         The Company has a $1.4 million note receivable from Health Craft International, Inc. (HCI) at December 27, 1996. The note bears interest at a rate of 8%, payable monthly. Proceeds from the note are being used to fund development of a new product for diabetes patients. Principal payments on the note have been restructured to commence in March, 1997, and are payable in sixty equal monthly installments. The Company has the option of converting this note into a controlling equity interest in HCI. Alternatively, the Company has the option to acquire the assets of HCI by forgiving the note, paying a one-time fee, and agreeing to a revenue-based royalty schedule subject to a maximum dollar limit. As is always the case with product design and development efforts, there is a risk that the project will not be completed successfully. If the underlying HCI project is unsuccessful, the Company's note receivable may become uncollectible.

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

OUTLOOK

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; difficulties in realizing the expected revenues and profits from the StatScript acquisition; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; timing of decisions by the FDA relative to Chronimed's regulated products; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 12, 1996, for additional circumstances that could cause actual results to differ from forecasts.


                                     PART II

Items 1, 3 and 5 required under Part II have been omitted since they are not applicable or the answers negative.

Item 2-  Changes in Securities

         The Company filed a report on Form 8-K dated December 18, 1996 related to the adoption of a shareholder rights plan.

Item 4-  Annual Meeting of Shareholders, held on November 13, 1996.

         At the meeting, the director nominees described in the Company's Proxy Statement were elected as follows:

                                                                   WITHHOLD
                                                    FOR            AUTHORITY
                                                    ---            ---------
         Maurice R. Taylor, II                   11,486,393         72,917
         Henry F. Blissenbach, Pharm.D.          11,487,096         72,214
         John Howell Bullion                     11,485,198         74,112
         Donnell D. Etzwiler, M.D.               11,488,418         70,892
         Charles V. Owens, Jr.                   11,486,075         73,235
         Lawrence C. Weaver, Ph.D.               11,482,238         77,072

         In addition, the Company's 1997 Employee Stock Purchase Plan and the appointment of Ernst and Young were approved by shareholders as follows:


                                                                                             BROKER
                                                   FOR         AGAINST       ABSTAIN        NON-VOTE
                                                   ---         -------       -------        --------

1997 Stock Option Plan                          4,409,620     2,098,644       102,769       4,948,277

Appointment of Ernst and Young LLP
  as independent auditors for 1997
  fiscal year.                                 11,493,229        46,522        19,559              -0-


Item 6-   Exhibits and Reports on Form 8-K

         (a)  Exhibits

               3         Amendments to Chronimed By Laws as of December 18, 1996

              10.15 Line of Credit Agreement between Chronimed Inc. and First Bank, NA

              11.1       Computation of Earnings Per Share

              27         Financial Data Schedule

         (b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated December 18, 1996 related to the adoption of a shareholder rights plan.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  CHRONIMED INC.
                                                   (REGISTRANT)



   February 4, 1997                          /s/  Maurice R. Taylor, II
---------------------                   -------------------------------------
              Date                              Maurice R. Taylor, II
                                        Chairman of the Board, President, and
                                               Chief Executive Officer



    February 4, 1997                          /s/ Norman A. Cocke
---------------------                   -------------------------------------
              Date                               Norman A. Cocke
                                  Senior Vice President, Chief Financial Officer
                                                  and Secretary