Form 10-Q
period 1997-03-28
CHRONIMED INC
filed 1997-05-09
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended  March 28, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes __X__   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock, $.01 par value - 11,739,476 shares outstanding as of April 28, 1997




                                      INDEX
                         CHRONIMED INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 28, 1997 and June 28, 1996

          Consolidated Statements of Income - Three months ended March 28, 1997 and March 29, 1996; Nine months ended March 28, 1997 and March 29, 1996

          Consolidated Statements of Cash Flows - Nine months ended March 28, 1997 and March 29,1996

          Notes to Consolidated Financial Statements - March 28, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

          Items 1 through 5 have been omitted since all items are not applicable or answers are negative.

Item 6.   Exhibits and Reports on Form 8-K

          11.1     Computation of Earnings Per Share

          27       Financial Data Schedule

SIGNATURES



Part 1. Financial Information
Item 1. Financial Statements


CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                        Mar 28, 1997     June 28,
                                                        ------------     --------
                                                                           1996
                                                                           ----
ASSETS                                                  (Unaudited)      (Note A)
Current assets:
  Cash and cash equivalents                               $  5,333       $ 11,434
  Available-for-sale securities                              6,457         12,803
  Accounts receivable, net                                  18,891         19,843
  Income taxes receivable                                       42             49
  Inventory                                                  8,312          5,476
  Other current assets                                         501            559
  Deferred taxes                                               493            493
                                                          --------       --------
    Total current assets                                    40,029         50,657

Note receivable (Note D)                                      --            1,375
Available-for-sale securities                                1,790          9,069

Property and equipment:
  Property and equipment                                    11,412          8,542
  Allowance for depreciation                                (4,899)        (3,097)
                                                          --------       --------
                                                             6,513          5,445

Intangible assets, net                                       9,746          1,362
                                                          --------       --------
   Total assets                                           $ 58,078       $ 67,908
                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                   $  9,226       $  9,992
  Short-term debt                                              350            404
                                                          --------       --------
    Total current liabilities                                9,576         10,396

Long-term debt                                                --              350

Shareholders' equity:
  Preferred stock, $.01 par value--
  authorized 5,000,000 shares; none outstanding               --             --
  Common stock, $.01 par value--
  authorized 20,000,000 shares; issued and
  outstanding March 28, 1997--11,739,476;
  June 28, 1996--12,454,560                                    117            125
  Additional paid-in capital                                36,798         49,569
  Retained earnings                                         11,655          7,475
                                                          --------       --------
                                                            48,570         57,169
  Unrealized (loss) on available-for-sale securities           (68)            (7)
                                                          --------       --------
    Total shareholders' equity                              48,502         57,162
                                                          --------       --------

Total liabilities and shareholders' equity                $ 58,078       $ 67,908
                                                          ========       ========



CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

                                                Three months ended              Nine months ended
                                                ------------------              -----------------
                                           Mar 28, 1997    Mar 29, 1996    Mar 28, 1997    Mar 29, 1996
                                           ------------    ------------    ------------    ------------
REVENUES
  Managed Care                               $  5,967        $  4,168        $ 16,457        $  9,950
  Proprietary                                   7,361           8,736          25,838          23,117
  Patient Choice                               13,770           9,656          44,641          32,828
                                             --------        --------        --------        --------
    Total Revenue                              27,098          22,560          86,936          65,895
             YR TO YR GROWTH                     20.1%                           31.9%
COSTS AND EXPENSES
  Cost of sales (Note E)                       18,186          15,987          61,587          47,223
    Gross profit                                8,912           6,573          25,349          18,672
              % OF REVENUE                       32.9%           29.1%           29.2%           28.3%
  Selling and marketing                         1,548           1,586           4,996           4,802
  General and administrative                    4,149           2,873          12,509           8,560
  Research and development                         86             132             371             324
  Write-off of note receivable (Note D)         1,391            --             1,391            --
    Total operating expenses                    7,174           4,591          19,267          13,686
              % OF REVENUE                       26.5%           20.4%           22.2%           20.8%

INCOME FROM OPERATIONS                          1,738           1,982           6,082           4,986
              % OF REVENUE                        6.4%            8.8%            7.0%            7.6%
  Interest income                                 136             312             594             853

INCOME BEFORE INCOME TAXES                      1,874           2,294           6,676           5,839
  Provision for income taxes                     (711)           (792)         (2,497)         (1,990)
                                             --------        --------        --------        --------

NET INCOME                                   $  1,163        $  1,502        $  4,179        $  3,849
                                             --------        --------        --------        --------
              % OF REVENUE                        4.3%            6.7%            4.8%            5.8%

NET INCOME PER SHARE                         $   0.10        $   0.11        $   0.33        $   0.29
                                             --------        --------        --------        --------

 WEIGHTED AVERAGE SHARES OUTSTANDING           12,127          13,428          12,611          13,248
                                             ========        ========        ========        ========



CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


                                                                Nine Months Ended
                                                           Mar 28, 1997   Mar 29, 1996
                                                           ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                 $  4,179       $  3,849
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             2,683          1,194
      Changes in operating assets and liabilities:
        Accounts and notes receivable                           2,333         (3,610)
        Inventory                                              (2,836)        (2,496)
        Other assets                                               27            282
        Accounts payable and accruals                            (765)         8,838
                                                             --------       --------

      Net cash provided by operating activities                 5,621          8,057

INVESTING ACTIVITIES:
  Repurchase of Common Stock                                  (14,452)          --
  Acquisitions, net of cash purchased                          (9,234)           (84)
  Purchases of property and equipment                          (2,869)        (2,306)
  Purchases of available-for-sale securities                   (4,041)       (14,739)
  Sales and maturities of available-for-sale securities        17,606         10,503
                                                             --------       --------

      Net cash (used in) investing activities                 (12,990)        (6,626)

FINANCING ACTIVITIES:
  Net proceeds from sale of Common Stock                        1,268          1,966

      Net cash provided by financing activities                 1,268          1,966

Increase (decrease) in cash and cash equivalents               (6,101)         3,397

Cash and cash equivalents at beginning of period               11,434          2,203
                                                             --------       --------

Cash and cash equivalents at end of period                   $  5,333       $  5,600
                                                             ========       ========


                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 28, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended June 28, 1996.

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

NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of March 28, 1997 and June 28, 1996. The Company considers the net unrealized loss on these investments of $68,000 and $7,000 at those respective dates to be temporary, and as such has recorded it through shareholders' equity.

NOTE D--NOTE RECEIVABLE

The Company wrote off, in the third quarter ending March 28, 1997, the $1,391,000 note receivable from Health Craft International (HCI), recently concluding that the note is not likely to be fully collectible given the yet-to-be solved technical challenges facing the underlying project and the financial status of HCI. Chronimed is working to find a technical partner in the project but has concluded that the note receivable should be written off in full.

NOTE E--COST OF SALES

As a result of a previously disclosed shipment hold on Quick Check reagent strips being manufactured by Diagnostic Solutions Inc. (DSI), Chronimed recorded a favorable adjustment to cost of sales of $1,240,000 in the third quarter ended March 28, 1997. This reflects the overaccrual of inventory costs that would have been paid had DSI been able to achieve full volume under its contract with Chronimed. Chronimed's contract with DSI was structured so that the highest volume units were the most expensive. The Company chose to record all units at an estimated average cost for the entire expected volume. Thus, since the unit volume was never fully achieved due to the shipment hold, the overaccrual of inventory costs was recaptured as a favorable adjustment in the third quarter.

NOTE F--RELATED PARTY TRANSACTION

On April 9, 1997, subsequent to the completion of the third quarter, the Company entered into a guarantee of indebtedness of Mr. Maurice R. Taylor, II, Chronimed's Chairman and Chief Executive Officer. Such indebtedness permitted Mr. Taylor to continue to hold large amounts of Company stock. There was $355,000 of indebtedness under the guarantee on April 28, 1997.


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

The Company is currently serving four such populations: patients with diabetes, patients who have had an organ transplant, patients with HIV/AIDS, and patients who self-administer injectable medications. Starting July 1996, Chronimed has increased its efforts in addressing the needs of HIV/AIDS patients through the Company's acquisition of StatScript Management Services, Inc., and its specialty HIV/AIDS pharmacies. The Company is investigating programs for a variety of other chronic conditions.

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

         Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As employers have attempted to control their escalating health care costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of health care. The specialty managed care industry has developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. Chronimed works with managed care organizations to reduce costs and improve health outcomes. As a result of the increasing presence of managed care, coupled with the Company's experience in managing specific patient groups, patient referrals are increasingly coming from the Company's Payor programs.

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

         Chronimed develops and licenses proprietary products suitable for distribution through its system. Pursuant to exclusive distribution and license agreements, the Company currently markets diabetes-related products, including the Supreme blood glucose monitor and reagent strip, generic reagent strips, infusion sets and a lancing device. Through its agreement with Orphan Medical, Inc., the Company has the right to sell a number of proprietary drugs. Additionally, Chronimed has exchanged rights to sell other Orphan Medical drugs for future royalties. At present, Chronimed is working to restructure its relationship with Orphan Medical to possibly include the sale of its domestic distribution rights back to Orphan Medical.


REVENUES

         The Company's revenues are derived from three principal sources: (1) customers who are part of a managed care network ("Managed Care"); (2) revenues generated primarily from sales of proprietary products ("Proprietary Products"); and (3) referrals from healthcare providers or patients who choose to purchase from the Company ("Patient Choice").

         Total revenues increased 20%, from $22,560,000 to $27,098,000, for the three months ended March 29, 1996 and March 28, 1997, respectively; and 32%, from $65,895,000 to $86,936,000, for the nine months ended March 29, 1996 and March 28, 1997, respectively. Price increases generally have not been a significant reason for the revenue growth.

         Revenue from Managed Care contracts grew 43%, from $4,168,000 to $5,967,000 for the three months ended March 29, 1996 and March 28, 1997, respectively; and 65%, from $9,950,000 to $16,457,000, for the nine months ended March 29, 1996 and March 28, 1997, respectively. Growth in managed care sales of self injectable medications accounted for this increase. Revenue from Proprietary Products decreased 16%, from $8,736,000 to $7,361,000, for the three months ended March 29, 1996 and March 28, 1997, respectively, due to a production and shipment hold on the Quick Check product being manufactured by Diagnostic Solutions, Inc. (DSI). Revenues from Proprietary Products increased 12%, from $23,117,000 to $25,838,000, in the respective nine month periods due to strong sales growth in the Supreme strips, partially offset by the impact of the Quick Check hold. Patient Choice revenue increased 43%, from $9,656,000 to $13,770,000, for the three months ended March 29, 1996 and March 28, 1997, respectively; and 36%, from $32,828,000 to $44,640,000, in the respective nine month periods. For Specialty Pharmacy, the largest business unit in Patient Choice, revenue decreased 9% in each of the respective three and nine month periods due mainly to the decision by the Company to suspend serving patients insured by the lowest margin payors. This decline was more than offset by revenues from StatScript Pharmacy of $4,710,000 and $13,450,000 in the respective three and nine month periods. StatScript was acquired in July 1996.

          Revenue growth is expected to continue through the remainder of fiscal 1997, particularly due to growth from StatScript Pharmacy and the self-injectables program. Because StatScript Pharmacy was acquired at the beginning of fiscal 1997, fiscal 1997 revenues compare favorably to fiscal 1996. StatScript Pharmacy's revenue through the first nine months of fiscal 1997 is up 49% against last year's same period when StatScript was an independent company. This rate is expected to continue through fiscal 1997 year end. The Company predicates its growth-oriented managed care revenue projections on a business model which relates the number of converted patients for the Company's self-injectables program to the number of members of health insurance plans under formal agreements with the Company. Because the Company has not yet developed statistically sound patient conversion rates, its projections may be subject to inaccuracy.

         The shortfall in Quick Check sales noted above has been discussed in prior public announcements. The FDA has requested a hold on production and shipment of the Quick Check strip pending resolution of certain regulatory issues, including the possible need for a new 510(k) FDA clearance. Chronimed is working to restructure the relationship with DSI, the Quick Check supplier, and while the Company is presently in negotiations with them, there can be no reasonable prediction of the ultimate outcome. The Company is assuming a disruption in supply for at least several months. The monthly revenue impact is approximately $1 million.

GROSS PROFIT

         The gross profit percentage for the third quarter was 32.9% of revenue. Excluding the $1.24 million one-time favorable Quick Check adjustment (see Note
E), the underlying gross profit percentage declined from 29.1% to 28.3% for the three months ended March 29, 1996 and March 28, 1997, respectively. This decline is due primarily to the increase in lower-margin Managed Care revenue and the decrease in Specialty Pharmacy gross profits. For the respective nine month periods, the underlying gross profit percentage declined from 28.3% to 27.7% due primarily to the increase in lower-margin Managed Care revenue and the decrease in Specialty Pharmacy gross profits.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were flat in the third quarter compared to last year due to careful management of discretionary expenses and the favorable impact of the loss of Quick Check volume on variable expenses. As a percent of revenue, selling and marketing expenses decreased from 7.0% to 5.7% in the three months ended March 29, 1996 and March 28, 1997, respectively; and from 7.3% to 5.7% in the respective nine month periods. Chronimed received $217,000 and $506,000 in selling and marketing rebates from a large manufacturer in last year's third quarter and nine months ended March 29, 1996. The Company believes it will earn a similar rebate approximating $700,000 in fiscal fourth quarter ending June 27, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative (G&A) expenses for the third quarter totaled $4,147,000 or 15.3% of revenue (excluding the $1,391,000 write-off of the HCI note receivable), up 44% against the prior year of $2,873,000, or 12.8% of revenue. This third quarter spending is in line with actual spending for the first two quarters of this year and reflects the semi-fixed nature of G&A costs when revenue varies quarter to quarter. Chronimed's G&A expenses include customer service, billing, and pharmacy fulfillment as well as other traditional G&A expenses such as Corporate and Divisional Management, Information Services, Business Development, Finance, and Human Resources. For the respective nine month periods, G&A expenses increased 46%, with expenses as a percent of revenue increasing from 13.0% to 14.4%. Spending increases in both the quarter and nine month periods reflect major infrastructure investments to prepare for growth, including information systems, customer service and pharmacy delivery processes, and financial processes. Goodwill costs associated with the StatScript acquisition also contributed to the increase in G&A spending.

INCOME FROM OPERATIONS

          Income from operations dropped from $1,982,000 to $1,738,000 for the three months ended March 29, 1996 and March 28, 1997, respectively. The net financial impact of the one-time adjustments recorded this quarter (the HCI note receivable -- see Note D; and the Quick Check accounting -- see Note E) total $150,000 unfavorable to income from operations. Excluding these adjustments, the underlying income from operations as a percent of revenue decreased from 8.8% to 7.0%, with much of the decline coming from increased G&A spending. For the respective nine month periods, income from operations increased from $4,986,000 to $6,082,000. Excluding the adjustments note above, the underlying income from operations as a percent of revenue decreased from 7.6% to 7.2% due primarily to increased G&A spending.

INTEREST INCOME

         Interest income dropped from $312,000 in last year's third quarter to $136,000 this quarter. This decline is due to reductions in investable funds related to the StatScript acquisition and the repurchase of Chronimed stock. Interest income for the fourth quarter will be somewhat higher than for the third quarter given a continuing positive cash flow and the impact of higher interest rates on an investment portfolio of relatively short duration. For the nine month periods ended March, interest income dropped from $853,000 in fiscal 1996 to $594,000 in fiscal 1997 for the same reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 28, 1997, the Company had working capital of $30,453,000, with no long-term debt, and $48,502,000 of shareholders' equity.

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

         The days sales outstanding (DSO) of the Company's accounts receivable improved to 63 at March 28, 1997, compared to 69 at March 29, 1996. The decrease reflects improved collection efforts and the mix of business. Growth in revenue from Payors which are billed electronically and increased sales to large institutions have contributed to the decrease in DSO as these groups pay claims in a more timely manner.

         The reserve for bad debts increased from $860,000 to $960,000 from June 28, 1996, to March 28, 1997, supporting the Company's revenue growth, favorably offset by the improving quality of receivables.

         Inventory increased $2.8 million from June 28, 1996 to March 28, 1997 due to the acquisition of StatScript inventory and to general business growth. The Company believes there is not a significant risk of inventory write-offs and that the current inventory reserve is adequate.

          On September 6, 1996, the Company approved a stock repurchase plan of up to 1 million shares at times and prices to be determined by management. Through March 28, 1997, the Company has repurchased all 1 million shares at a cost of $14.4 million.

         The Company has no material commitments for capital expenditures for fiscal 1997. The Company has recently entered into a five-year facility lease through March, 2002 totaling approximately $350,000 each year.

         The Company recently increased its committed line of credit from $2.5 million to $15 million in an agreement executed on December 31, 1996. As of March 28, 1997, there was no balance outstanding under the line of credit.

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

SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter than in its third fiscal quarter. The Company believes the seasonality of its revenues and earnings results from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). Chronimed expects the degree of seasonality to moderate as revenues increase from managed care payors and customers not subject to insurance payments.

OUTLOOK

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; difficulties in realizing the expected revenues and profits from the StatScript acquisition; termination of key Payor contracts, including the Health Insurance Plan of New York, a contract that is currently being re-bid; termination of key supplier contracts; alteration or restructuring of Medicare contracts and related reimbursement rates; changes in or unknown violations of various federal, state, and local regulations governing the business; timing of decisions by the FDA relative to the Diagnostic Solutions Inc. (DSI) Quick Check product and Chronimed's regulated products; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 12, 1996, for additional circumstances that could cause actual results to differ from forecasts.


                                     PART II

Items 1 through 5 required under Part II have been omitted since they are not applicable or the answers negative.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               11.1   Computation of Earnings Per Share
               27     Financial Data Schedule

         (b)   Reports on Form 8-K

               The Company was not required to file any reports on Form 8-K during the quarter ended March 28, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHRONIMED INC.
                                            --------------
                                             (REGISTRANT)



   May 5, 1997                              /s/ Maurice R. Taylor, II
------------------                      -----------------------------------
       Date                                     Maurice R. Taylor, II
                                              Chairman of the Board and
                                               Chief Executive Officer



    May 5, 1997                             /s/ Norman A. Cocke
------------------                      -----------------------------------
       Date                                     Norman A. Cocke
                                  Senior Vice President, Chief Financial Officer
                                                 and Secretary