Form 10-K405
period 1997-06-27
CHRONIMED INC
filed 1997-09-25
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                           Commission file number
         June 27, 1997                                        0-19952

                                 CHRONIMED INC.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

           Minnesota                                          41-1515691
(State or Other Jurisdiction of                            (I.R.S.Employer
 Incorporation or Organization)                           Identification No.)


13911 Ridgedale Drive, Minnetonka, Minnesota                    55305
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of voting stock of registrant held by non-affiliates as of close of business on September 5, 1997, was approximately $128 million based on the closing price of $11.9375 per share reported on the NASDAQ Stock Market. The number of shares of Common Stock outstanding as of September 5, 1997 is 11,809,078.

      Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 1997, to be filed with the Commission are incorporated by reference in Part III of this Form 10-K.

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

The Company is currently serving four such populations in the main: patients with diabetes, patients who have had an organ transplant, patients with HIV/AIDS, and patients who self-administer injectable medications. Starting July 1996, Chronimed increased its efforts in addressing the needs of HIV/AIDS patients through the Company's acquisition of StatScript Management Services, Inc., the operator of specialty HIV/AIDS pharmacies. The Company is investigating programs for a variety of other chronic conditions.

         Chronimed provides patients with a convenient, competitively-priced source of prescription drugs, medical products, and a variety of educational materials and counseling support to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her chronic condition, the lower the incidence of complications and the better the patient's quality of life.

         Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As employers have attempted to control their escalating health care costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of health care. The specialty managed care industry has developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. In 1996, an estimated 80% of privately insured individuals in the United States were enrolled in some type of managed care program, up from 69% in 1995 (S. Bernstein & Company). Chronimed seeks to adapt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, patient referrals are increasingly coming from the Company's Payor programs.

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

         Chronimed continues to emphasize the development and licensing of proprietary products suitable for distribution through its system. The Company expects to launch a retail version of its Supreme blood glucose monitoring system in 1998 and introduce several new products. Pursuant to a variety of exclusive distribution agreements, the Company continues to market diabetes-related products including blood glucose monitoring systems, lancets, infusion sets and, beginning in 1998, infusion pumps. The Company is no longer pursuing development of the continuous membrane system for blood glucose monitoring.

         In July 1997, the Company and Orphan Medical, Inc. mutually agreed to terminate the agreement under which the Company had the exclusive rights to market and distribute certain Orphan Medical products. This agreement was reached because it became apparent to both parties that the majority of Orphan Medical's products require distribution to markets other than the managed care and direct-to-patient channels maintained by the Company. The termination agreement calls for Orphan Medical to pay cash, make royalty payments, and issue common stock to the Company over an estimated 12-24 month period in amounts totaling $2.5 million. Chronimed will maintain its distribution of Cystadane(TM) and will be considered by OMI for distribution of any future OMI products as appropriate.

MARKET AND GROWTH STRATEGY

         The Company's strategy is to further develop and increase its distribution of prescription drugs, medical products and educational materials by increasing the number of patients served through its Payor programs; increasing sales of proprietary and licensed products to new patients and institutions by expanding sales of existing products and developing or licensing new products; increasing special distribution programs with manufacturers; and expanding its services to meet the special needs of persons with other chronic conditions. The Company anticipates that it will increasingly add to the range and depth of services to managed care payors in order to meet their demand for improved patient outcomes, as defined by certain clinical indicators, cost of care, and patient-reported satisfaction.

         Chronimed serves primarily four patient populations: patients with diabetes, patients who have had an organ transplant, patients with HIV/AIDS, and patients who self-administer injectable medications.

         DIABETES. Chronimed has long served the needs of patients with diabetes, a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate or complete lack of insulin production by the pancreas. Many complications can arise from the damage that diabetes inflicts upon the body's vascular and neural systems, including reduced vision or blindness, stroke, heart disease, kidney failure, impotence and loss of circulation in the limbs, possibly leading to amputation. In 1993, the National Institutes of Health announced the results of a major multi-year research study, the Diabetes Control and Complications Trial, which demonstrated that more frequent monitoring of blood glucose levels and more frequent insulin injections, along with a regimen of diet and exercise could reduce complications of diabetes, such as blindness, loss of nerve sensation and amputation, by as much as 60%. An estimated 16 million Americans have diabetes, yet only about 8 million have been diagnosed according to the latest diagnostic guidelines published by the American Diabetes Association. Of persons diagnosed with diabetes, approximately 80-90 percent are Type II and the remainder Type I. The greatest need for diabetes products supplied by the Company is for Type I diabetes in which the pancreas produces little or no insulin. A person with Type I diabetes requires daily insulin injections for survival. The Company believes that a person with Type I diabetes spends an average of about $1,000 a year on required supplies. Type II patients often do not require insulin but do use some of the same diabetes testing products and, like Type I patients, require ongoing education, self-care and clinical monitoring to maintain glucose control.

         ORGAN TRANSPLANT. Since 1990, the Company has served patients who have had organ and bone marrow transplants. These patients face many long-term physical, financial and psychological challenges due to the complicated drug regimens they are required to maintain. According to a national transplantation study, there were approximately 132,000 solid organ transplant operations from 1988 through 1995, of which approximately 20,000 were performed in 1995. There are approximately 285 transplant centers in the United States. Transplant patients typically require an average of at least $10,000 of prescription drugs during the first year following transplantation and about $8,000 of such drugs per year thereafter.

         HIV/AIDS. Chronimed began to serve patients with HIV/AIDS through its mail order pharmacy in 1994. With the July 1996 acquisition of the StatScript specialty pharmacies, the Company has increased its commitment to HIV/AIDS patients. Patients with AIDS, or acquired immune deficiency syndrome, have a suppressed immune mechanism and a high mortality rate. The cause of the suppression of the immune mechanism is HIV, or human immunodeficiency virus. HIV results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, patients are unable to fight and overcome the onset of routine infections. These patients face many long-term physical, financial and psychological challenges due to the often debilitating nature of the disease. The Company's programs for these patients are intended to assist them in gaining maximum control over their disease in an effort to lower the incidence of complications and improve their quality of life. Public spending on HIV/AIDS approached $4 billion in 1996, with medications accounting for about three-quarters of total expenditures. Compared to prior years, this indicates a reallocation of HIV/AIDS spending away from inpatient hospital, subacute and hospice services to pharmaceutical therapies. This shift occurred after the introduction of the new class of protease inhibitor therapies and reflects the growing clinical acceptance of combination therapy (vs. AZT monotherapy) as the preferred method of fighting HIV infection. HIV/AIDS patients typically require more than $10,000 per year of prescription drugs, yet overall costs of treating HIV/AIDS have declined due to reductions in opportunistic infections and other high cost sequelae. It is estimated that, in a population of HIV/AIDS patients, every $1 of increase in medication therapy cost is offset by $2 - $3 in savings on total health care costs. The chain of nine StatScript pharmacies acquired by the Company in July 1996 has expanded to 16 store locations with plans to open additional stores during fiscal 1998.

         SELF-INJECTABLE MEDICATIONS. In late 1994, the Company began serving the patients who self-administer injectable medications through a pilot program with Prudential Pharmacy Management. Subsequent to the fiscal 1995 year end, Prudential permitted the Company to offer the injectable program to its entire HMO network. The Company has also begun servicing patients under similar contracts with several large Payors. Many conditions may be treated with self-administered injectable medications, including growth hormone deficiency, hemophilia, cancer, hepatitis B and C, infertility and multiple sclerosis. The Company's program for these patients cuts costs through reduced product acquisition costs, efficient delivery systems and streamlined claims and billing services. These cost savings can be passed on to Payors, making the Company's program attractive to managed care groups. The Company estimates that the market for self-administered injectable medications in the United States is approximately $4.5 billion.

         The Company is currently considering programs for patients with cancer, cystic fibrosis, asthma, cardiology and other chronic conditions. The Company has not generated material revenues from any of these programs.

MAIL SERVICES

         In many cases, the Company provides prescription drugs and medical products through mail order to the patients it serves. The Company believes that it can distribute these products with considerably higher levels of service at a competitive cost (in comparison to local and national retail pharmacies). This is accomplished through economies of scale due to our high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists; providing special order drugs at lower costs than most non-mail order pharmacies due to the extra charges these pharmacies often incur to obtain and stock drugs which they do not prescribe regularly; and reducing misuse or abuse of prescription drugs. Patients benefit greatly from the convenience of having products delivered directly to their homes and, in many cases, from lower initial out-of-pocket costs for such items. Orders are generally received by telephone and are shipped by Federal Express or UPS to insure prompt delivery. The Company maintains toll-free telephone numbers which can be used to place orders.

         Much of the Company's mail services revenue is from self-injectable drugs and from immunosuppressive drug sales to patients who have had a solid organ or bone marrow transplant.

These patients may have standard indemnity coverage, Medicare or Medicaid from most states. The Company also derives significant mail services revenues from its Home Service Medical subsidiary, which serves an estimated 10,000 patients with Type I diabetes in the United States. These patients generally have either standard indemnity or Blue Cross/Blue Shield coverage, which enables the Company to accept assignment of benefits. The Company currently accepts assignment of benefits from patients covered by over 4,000 Payors. Prior to shipping an order, the Company verifies insurance eligibility and collects the patient's co-payment.

PAYOR PROGRAMS

         Health care costs have increased significantly in the United States in recent years. According to the Health Care Financing Administration, national health expenditures are expected to reach $1.25 trillion in 1998 (14.3% of GDP), up from $949 billion in 1994 (13.7% of GDP). Employers bear a significant share of this cost through payments for employee benefit plans. Public and private employers have been driving the increased use of managed care in employee benefit plans which has resulted in a slowing of the rate of increase in health benefits costs in recent years. Between 1989 and 1996, for example, health insurance costs for employees with family coverage enrolled in HMOs increased by 58%, compared to an increase of 68% for families in conventional insurance plans (General Accounting Office Report to U.S. Senate, 1997). Such data illustrate the potential of managed care programs to help control benefits costs, a force Chronimed has recognized in the ongoing development of its Payor programs.

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

         In 1986, the Company signed its first Payor agreement with MedCenters Health Care, Inc., a Minnesota non-profit corporation now known as HealthPartners. The Company continues to service the needs of patients with diabetes in this large health plan. In 1991, the Company signed an agreement similar to the one with MedCenters Health One for serving patients in the Health Insurance Plan of Greater New York (HIP). The HIP agreement was terminated on September 1, 1997.

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

         Some Payors have established "Centers of Excellence" programs whereby they require plan members who are seeking treatment for certain conditions, such as solid organ and bone marrow transplantation, to obtain treatment at designated treatment centers which have demonstrated expertise in the particular treatment procedure. Many of the designated Centers of Excellence for organ transplants are the same centers as those already being served by the Company's sales force. The Company believes that its existing relationships with these treatment centers, together with the increasing number of patients directed to these centers, will increase the number of patients served by the Company.

         The Company has also provided Payor programs for patients with HIV/AIDS, cystic fibrosis, hemophilia, growth hormone deficiency and cancer. These programs are similar, particularly in the emphasis on monitoring of compliance with prescribed drug regimens and providing patient support, to Chronimed's Payor programs for persons who have had an organ transplant. The Company currently has contracts with numerous large payors to provide specialty pharmacy services. These contracts are generally cancelable by either party upon notice as provided in the contract.


MANUFACTURER DISTRIBUTION SERVICES

         The Company offers specialized distribution programs for developers and manufacturers of prescription drugs and medical products for small or hard to identify patient populations. In 1994, Chronimed spun off Orphan Medical, Inc., then a division responsible for pharmaceutical development. The Company is Orphan Medical's exclusive direct-to-patient distributor for Cystadane(TM), indicated for patients with Homocystinuria. The Company has since signed agreements with other manufacturers such as Centeon (Stimate (TM)), MGI Pharma (Salagen (TM)), and the American Red Cross (AHF-M, a factor product for Hemophilia) to administer valuable patient assistance programs and distribute their products. During fiscal 1995, the Company was chosen as the exclusive distributor of Cystagon, a drug manufactured by Mylan Pharmaceuticals, Inc. Cystagon is indicated for Nephropathic Cystinosis, a rare genetic disorder. The Company believes these programs are evidence of how the systems and relationships it has developed in serving specific patient populations can be leveraged into new business opportunities.

DISTRIBUTION AGREEMENT WITH ORPHAN MEDICAL, INC.

         Orphan Medical, Inc. ("OMI"), was incorporated in 1994 as a successor to the business previously conducted by the Orphan Medical Division of Chronimed Inc. OMI was "spun-off" in 1994 through a dividend distribution of its common stock to the Company's shareholders. The Company initially retained the rights to sell and distribute in the United States and its territories those products being developed by OMI at the time of the spin-off. The products under development are for "orphan" drug populations, where the population in the United States expected to benefit from the drug is limited.

         On June 27, 1997, the Company and OMI mutually agreed to terminate the agreement under which the Company had the exclusive rights to market and distribute certain Orphan Medical products. This agreement was reached when it became apparent to both parties that the majority of OMI products require distribution to markets other than those generally serviced by the Company. For example, Chronimed determined that two of the products for which it had initial rights, Elliotts BO solution and Antizol-VetO , can be more effectively distributed by a hospital distribution company and a distributor of veterinary products, respectively.

         In consideration for releasing it from the original Marketing and Distribution Agreement, OMI has agreed to pay cash, make royalty payments and issue common stock to Chronimed with an aggregate value of $2.5 million over an estimated 12-24 month timeframe. Chronimed will maintain its distribution of Cystadane (TM) and will be considered by OMI for distribution of any future OMI products as appropriate.

PRODUCTS

         The Company stocks approximately 3500 brand name and generic prescription drugs and medical products. Diabetes-related products include durable equipment such as blood glucose monitors, and consumables such as insulin, syringes, reagent strips, infusion sets, lancets and urinalysis products.

         The Company provides immunosuppressive drugs, including Sandimmune(R), and Neoral(R), primarily to patients who have had an organ transplant. Approximately 13% and 19% of the Company's total revenues in the fiscal years ended June 27, 1997 and June 28, 1996, respectively, were derived from sales of Sandimmune(R) and Neoral(R). Immunosuppressants are drugs which inhibit a person's natural immune system. Solid organ transplant patients require immunosuppressive medication on a continuous basis for the rest of their lives to avert organ rejection. The Company also provides other prescription and non-prescription drugs that transplant patients may require to alleviate the significant side effects of immunosuppressive therapy or to treat other illnesses. Additional drugs prescribed for organ transplant and other patient populations served by the Company (at significant levels of sales volume) include Cellcept(R), Prograf(R), Protropin(R), Neupogen(R), Intron(R)A, Avonex(R), Betaseron(R), Humatrope(R), Fertinex(R), Procrit(R) and Lupron(R).

         In order to better control the prices it pays for products and to improve its gross margins on product sales, the Company continues to emphasize the licensing and development of proprietary products suitable for distribution through its specialized marketing and distribution system. Proprietary products represent a vital component of the Company's sales and marketing strategy.

         The Company presently distributes the Supreme II blood glucose monitor and Supreme reagent strip, infusion sets, lancets and a safety lancing device. The arrangements pursuant to which these products are distributed generally require minimum annual purchases or payments to maintain the exclusive distribution rights within specified territories. Distribution territories for each of the Company's current agreements include North America and other markets and are for terms ranging from the life of the applicable patents in the case of the Supreme meter and reagent strip to two years for the lancing device. Approximately 11% of the Company's total revenues in each of the fiscal years ended June 27, 1997 and June 28, 1996, respectively, were derived from sales of the Supreme reagent strip.

         The Company believes that the Supreme II blood glucose monitor is well-suited for use in health care facilities, particularly long-term care facilities, where the same monitor is used to test the blood glucose levels of more than one patient. The Company has the rights to market and manufacture the Supreme test strips in defined territories; the Company's production met all of its sales requirements in fiscal 1997.

         The Company anticipates the introduction of new proprietary products for diabetes in 1998. Such products will be distributed to new and existing markets.

         The Company formerly distributed under the Quick Check brand name a line of generic reagent strips, including a strip for the Lifescan One Touch(R) monitor, the most widely used blood glucose monitor. Lifescan, Inc., a subsidiary of Johnson & Johnson, the maker of the monitor, commenced litigation in 1993 against the Company's distributor, seeking an injunction and unspecified damages for the distribution of the strip based on the claim that its use was unsafe and violated Lifescan's patent with respect to the use of strips with the monitor. Subsequently, Lifescan sued the manufacturer of the strip, Diagnostic Solutions, Inc. (DSI). All parties to the litigation reached an out-of-court settlement in December 1994. In January 1995, the manufacturer of the strip placed a hold on its production while improvements were made to the manufacturing process. Shipments did not resume until August 1995. The adverse revenue impact to the Company in fiscal 1995 was approximately $4,000,000. Revenues from the sale of this strip in fiscal 1995 were approximately $5,870,000. Revenues from the sale of this strip were approximately $13,800,000 and 15% of total revenue in fiscal 1996.

         In December 1996, at the request of FDA, a production hold was placed on the Quick Check reagent strip manufactured by Diagnostic Solutions, Inc. Over the ensuing few months, DSI attempted to resolve its production issues with FDA. By April 1997, this effort was abandoned and the Company and DSI engaged in discussions anticipating that the Company might want to acquire the manufacturing rights to the product. In August 1997, the parties determined that this was not viable, and accordingly the Company may consider other options. DSI currently owes the Company sums that have been fully reserved in third quarter of fiscal 1997. Revenues from the sale of the Quick Check strip in fiscal 1997 were approximately $8,300,000 and 7% of total revenue.

RETAIL STATSCRIPT STORES AND DIABETES SERVICE CENTERS

         The Company acquired the assets of StatScript Management Services, Inc. and its associated nine specialty pharmacies on July 1, 1996 for an initial $10,250,000 in cash, with a final earnout payment of $2,250,000 to be made in September 1997. StatScript provides prescription drugs and specialty pharmacy services to patients with HIV and AIDS. The acquisition of StatScript gives the Company a significant presence in the HIV/AIDS pharmacy marketplace from which to grow revenues and profits.

         The Company operates three retail diabetes stores, two in Minnesota and one in Utah. While the Company believes the continuation of its retail store program supports its diabetes products distribution business, it does not expect to significantly expand its retail diabetes operations.


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

         The Company publishes for the American Dietetic Association, the Juvenile Diabetes Foundation, the National Coalition for Cancer Survivorship, Joslin Diabetes Center, and distributes for the International Diabetes Center.


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

         Sales activities are generally carried out through direct sales calls on Payors, case managers, health care providers and treatment centers; direct-to-consumer marketing with fulfillment by mail; via the company's retail stores; and direct sales to distributors. The Company has approximately 30 sales representatives who sell certain of the Company's diabetes products to health care institutions, primarily long-term care facilities, including one selling to international customers; approximately 10 sales representatives who promote the use of the Company's prescription products and systems to Payors and the approximately 250 largest hospitals and specialty clinics in the United States; and numerous independent sales representatives who promote the Company's publications to the retail book trade. The Company's current business plan includes adding sales representatives to the Company's diabetes products business and managed care Payor sales effort.

         The Company is actively pursuing relationships with international distributors for diabetes product sales. All international sales transactions are in United States dollars to mitigate foreign currency risk.

SUPPLIERS

         The Company purchases prescription drugs and medical products directly from manufacturers and from wholesalers. The availability and prices of products distributed by the Company are subject to market conditions. When available, the Company takes advantage of special discounts offered by suppliers. The Company stocks approximately 3500 brand name and generic prescription drugs and medical products. When the Company receives a prescription for a drug which it does not have in inventory, it generally can obtain the required item from a wholesaler by the next business day.

         The Company currently purchases Sandimmune(R) and Neoral(R), the primary immunosuppressive drugs used in the United States, from Novartis, the manufacturer of Sandimmune(R) and Neoral(R), through the Company's usual wholesaler. Sandimmune(R) and Neoral(R) are generally available from several wholesale drug suppliers. Approximately 13% and 19% of the Company's total revenues in the fiscal years ended June 27, 1997 and June 28, 1996, respectively, were derived from sales of Sandimmune(R) and Neoral(R). If the Company were unable to purchase Sandimmune(R) and Neoral(R), given that no substitution is currently available, its revenues and profitability would be materially and adversely affected.

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

         At times, production of the Supreme reagent strip has been inadequate to meet the Company's market demands, causing a significant order backlog for these products. In an attempt to ensure adequate supplies of the Supreme reagent strip in the future, the Company began manufacturing this product in-house in July 1995. Certain materials used in this manufacturing process are only available from one or a limited number of vendors. The Company's ability to manufacture the Supreme reagent strip will be dependent on its ability to maintain adequate supplies of materials from its vendors.


REIMBURSEMENT

         The Company has developed a significant level of expertise in managing the reimbursement process. Generally, the Company contacts the Payor before delivering products to determine the patient's health plan coverage and the portion of costs that the Payor will reimburse. The Company's reimbursement specialists review issues such as lifetime limits, preexisting condition clauses and the availability of special state programs. The Company accepts assignment of benefits from over 4,000 Payors, which substantially eliminates the claims submission process for many patients.

         The Company services a significant number of patients covered by Medicaid and special state programs which tend to pay claims more slowly than private Payors. Collection from these sources can be more labor intensive than collection from private Payors. These factors reduce the profitability of sales to patients covered by Medicaid and special state programs in contrast to patients with private Payor coverage.

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

INFORMATION SYSTEMS

         The Company's operations include a fully-integrated computer system and an automatic telephone call distribution system. The computer system provides the Company's service representatives with all the on-line information needed to service patients and other customers, including previous product purchase histories, Payor billing and account balance information, inventory levels and co-payment amounts for patients in Payor programs. The distribution sites are on-line with inventory control, purchasing, shipping and receiving functions to enhance order fulfillment. The telephone system has an automatic call distribution capability which distributes incoming calls to the customer service representatives. The Company is currently linked to key customers for eligibility verification and electronic claims submission. The Company expects the proportion of its business transactions conducted using electronic commerce in some form will increase. The Company's ability to manage growth in revenues is largely dependent upon its ability to continue to expand, upgrade and develop its information systems.

COMPETITION

         The distribution of prescription drugs, medical products and health related publications are highly competitive businesses. The Company's principal competitors consist of specialty mail-order pharmacies, home infusion companies, local and national retail, hospital and mail service pharmacies, certain vendors of disease state management services, manufacturers and distributors of diabetes products, and a variety of publishers. Many of these companies have substantially greater resources than the Company. Moreover, the health care industry generally and the provider segment in particular has experienced and is expected to continue to experience consolidation. This trend could produce additional competitors having larger and substantially greater resources than the Company. Competitive pressure could cause the Company to lose market share or experience significant price erosion, which would have a material adverse effect upon the Company's revenues and profitability. The Company competes on the basis of service, convenience, product availability and price. Although there are significant competitors in each of the Company's lines of business, the Company believes that it currently has no single competitor offering the same or a similar combination of prescription drugs, medical products and educational materials and services to specific populations of patients with chronic conditions.

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

         In general, the Company's pharmacy operations are regulated by the statutes and regulations of Minnesota, where it is licensed as a retail pharmacy and wholesale distributor of pharmaceuticals, as well as of Arizona, California, Florida, Illinois, Missouri, Texas, and Utah, where it is licensed as a retail pharmacy. The licensure application process is underway in several other states where the Company intends to open StatScript retail pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to patients in other states in which the Company does not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to patients in such states. The Company believes that it is in substantial compliance with such laws in substantially all relevant jurisdictions.

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

         In addition to state regulations of pharmacies and pharmacists, federal statutes and regulations establish standards for the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. To the extent the Company uses the federal postal service, Federal Trade Commission and United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within thirty days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with the above requirements. Substantially all of the Company's products are shipped by commercial delivery services, with the exception of the StatScript pharmacies.

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

         The FDC Act requires pre-market clearance or pre-market approval by the FDA prior to commercialization of medical devices. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Medical devices are classified into class I, II or III on the basis of the controls necessary to reasonably ensure their safety and effectiveness. The safety and effectiveness can be assured for class I devices through general controls (e.g., labeling, pre-market notification and adherence to GMP) and for class II devices through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

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

SEGMENT INFORMATION

         The Company operates in one major business segment -- health care services. A description of the Company's business units and related revenues can be found in the Company's 1997 Annual Report to Shareholders.

SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the incidence of non-contracted indemnity insurance declines, the Company believes its revenues and earnings will become less seasonal.

EMPLOYEES

         As of September 5, 1997, the Company employed approximately 290 full-time employees. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are excellent.


ITEM 2.  PROPERTIES

         The Company believes that its properties provide a suitable work environment for its employees and the necessary productive capacity to manufacture and distribute its products and services. The Company currently leases all of it properties. These properties are described below:

                                                           SIZE
FUNCTIONS                      LOCATIONS               (square feet)      LEASE TERMS
Corporate office               Minnetonka, MN             13,000          Through November 1, 1998

StatScript business office     Kansas City, MO             4,000          Through July 15, 1999

Manufacturing and              Eden Prairie, MN           18,000          Through August 31, 2002
product distribution

Customer service and           Minnetonka, MN             24,000          Through March 31, 2002
distribution

Retail and mail order          Arizona, California,    Various up to      Expire over periods extending to
pharmacies                     Florida, Illinois,          4,000          June, 2000
                               Minnesota, Missouri,
                               Texas, Utah


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers of the Company and their ages as of September 5, 1997, are as follows:

         Name                     Age               Position
         ----                     ---               --------

Maurice R. Taylor, II             51      Chairman of the Board of Directors
                                          and Chief Executive Officer

Henry F. Blissenbach, Pharm D     55      President and Chief Operating Officer

Norman A. Cocke                   52      Senior Vice President, Chief Financial
                                          Officer, and Secretary

Steven A. Crees                   43      Senior Vice President

Patrick L. Taffe                  45      Vice President

Perry L. Anderson                 37      Vice President


         Mr. Taylor, a cofounder of the Company, has served as Chief Executive Officer and a director of the Company since 1985. He has been the Chairman of the Board of Directors since June 1994. He served as President from 1985 through April, 1997, upon the hiring of Dr. Blissenbach. From 1977 to 1984, Mr. Taylor was Executive Vice President and Chief Operating Officer of Summit Gear, Inc., a manufacturer of precision instruments for the aerospace industry. Before his employment with Summit Gear, Inc., Mr. Taylor held various management positions in companies whose principal activities were manufacturing, distribution and international trade.

         Dr. Blissenbach has served as President and Chief Operating Officer of the Company since May, 1997. He has been a director since 1995. From 1992 to 1997, Dr. Blissenbach served as President of Diversified Pharmaceutical Services, Inc. (DPS), a subsidiary of Smith Kline Beecham Corporation. Prior to 1992, he served as DPS's Vice President for Pharmacy Programs for United Health Care Corporation. DPS is a pharmacy benefit management firm.

         Mr. Cocke joined the Company in February 1995 as Senior Vice President, Chief Financial Officer, and Secretary. From 1992 to 1994, he was Senior Vice President and Chief Financial Officer of National Computer Systems, Inc., an information systems and services company. From 1973 to 1991, he was employed by NCR Corporation in a variety of capacities, most recently as Vice President, Administration of the United States Group.

         Mr. Crees joined the Company in January 1986 and was named a Vice President in March 1987 and Senior Vice President in July 1994. From August 1982 to January 1986, he was a marketing representative for Baxter Travenol Corp., a health-care products distribution company.

         Mr. Taffe joined the Company in July 1996 as Vice President of Information Systems. From 1992 to 1996, he was Vice President, Information Systems and Operations with MedPower Information Systems, Inc., a business that consults with companies implementing health care information systems and processes. Previous employment included senior MIS positions with Carlson Travel Group, and Damark and CVN Companies.

         Mr. Anderson joined the Company as the divisional Vice President of StatScript Pharmacy upon its acquisition in July 1996. Effective July 1, 1997 he was appointed as an officer and Vice President. From 1992 to 1997, Mr. Anderson was the Vice President, Operations, of StatScript Pharmacy. Previous employment included several years of sales and management experience in the pharmaceutical industry.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The information in the section titled "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 30 of the Chronimed Inc. 1997 Annual Report to Shareholders is incorporated herein by reference. On August 14, 1996, the Company issued 25,349 shares in consideration for a payment of a portion of the purchase of British American Medical, Inc., a medical products distributor acquired by the Company in August 1995. On August 14, 1997, the Company issued an additional 42,553 shares for the same purpose. These securities were issued pursuant to Section 4 (2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The information in the section titled "Selected Financial Data" on page 13 of the Chronimed Inc. 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Chronimed Inc. 1997 Annual Report to Shareholders is incorporated herein by reference.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         See Item 4A of Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein, by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) For Financial Statements and Financial Statement Schedules filed as a part of this Report, reference is made to "Index to Financial Statements and Financial Statement Schedules" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index on page 26 of this Annual Report on Form 10-K.

         (b) The registrant filed no report on Form 8-K during the last quarter of the fiscal year ended June 27, 1997.

         (c) See Exhibit Index on pages 22, 23, and 24 of this Annual Report on Form 10-K.

         (d) See page F-1 of this Report for Financial Statements and Financial Statement Schedules.

                                   *   *   *

         Portions of the 1997 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the Commission.

                                  EXHIBIT INDEX
                                  -------------

       EXHIBIT            (FORM 10-K -- ITEM 14 (a) 3. AND ITEM 14 (c))
       NUMBER
       ------

         3.1      Articles of Incorporation of the Company, as amended.(1)

         3.2      Bylaws of the Company.(1)

         4.1      Specimen form of the Company's Common Stock certificate.(1)

         4.2 Shareholder Rights Agreement between the Company and Norwest Bank Minnesota, National Association dated December 18, 1996.

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

         10.16    Employment Contract

         10.17    (Reserved)

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

         10.20 Lease dated July 27, 1994, between the Company and Jorandcor, Inc.(4)

         10.21 Pharmacy Services Agreement with Prudential Insurance Company of America.(5)

         10.22    Chronimed Inc. 1994 Stock Option Plan.(5)

         10.23    Chronimed Inc. 1994 Stock Option Plan for Directors.(5)

         10.24 Pharmacy Participation Agreement with Aetna Health Management, Inc. (7)

         10.25 Agreement and Plan of Reorganization - British American Medical, effective as of August 1, 1995. (7)

         10.26 Acquisition Agreement - StatScript, effective as of July 1, 1996. (6)

         10.27    Chronimed Inc. 1997 Stock Option Plan.

         10.28 Facility Lease Agreement between the Company and Red Circle L.L.P. dated November, 1996.

         10.29 Loan Guarantee Agreement between the Company and Maurice R. Taylor, II, dated April, 1997.

         10.30 Sale of Distribution Rights Agreement between the Company and Orphan Medical, Inc. Dated June 27, 1997.

         11.1     Computation of Earnings Per Share.

         13.1 1997 Annual Report to Shareholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

         21.1     List of Subsidiaries

         23.1     Consent of Ernst & Young LLP

         99 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act (6)
--------------------

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

                                          CHRONIMED INC.

Dated:  September 5, 1997
                                          By /s/ Maurice R. Taylor, II
                                             Maurice R. Taylor, II
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Maurice R. Taylor, II                                     September 5, 1997
Maurice R. Taylor, II - Chief Executive Officer
(Principal Executive Officer and
Chairman of the Board of Directors)

/s/ Henry F. Blissenbach, Pharm. D.                           September 5, 1997
Henry F. Blissenbach, Pharm. D. - President
(Director)

/s/ Norman A. Cocke                                           September 5, 1997
Norman A. Cocke - Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/ John Howell Bullion                                       September 5, 1997
John Howell Bullion (Director)

/s/ Donnell D. Etzwiler, M.D.                                 September 5, 1997
Donnell D. Etzwiler, M.D. (Director)

/s/ Charles V. Owens, Jr.                                     September 5, 1997
Charles V. Owens, Jr. (Director)

/s/ Lawrence C. Weaver, Ph.D.                                 September 5, 1997
Lawrence C. Weaver, Ph.D. (Director)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

               (FORM 10-K--ITEM 14(a)(1.) and (2.) and ITEM 14(d))

     The following financial statements of Chronimed Inc. are incorporated in
Part II, Item 8, and Part IV, Item 14(a) of this Report by reference to the Registrant's Annual Report to Shareholders for the year ended June 27, 1997:

                                                                    Pages in
                                                                  Annual Report
                                                                  -------------

Audited Financial Statements:
 Consolidated Balance Sheets -- June 27, 1997 and June 28, 1996...........  18
 Consolidated Statements of Income--Years Ended June 27, 1997,
    June 28, 1996 and June 30, 1995 ......................................  19
 Consolidated Statements of Shareholders' Equity--Years Ended
    June 27, 1997, June 28, 1996, and June 30, 1995.......................  21
 Consolidated Statements of Cash Flows--Years Ended June 27, 1997,
    June 28, 1996, and June 30, 1995......................................  20

Notes to Financial Statements............................................. 22-29

Report of Independent Auditors............................................  30

         The following financial statement schedules should be read in conjunction with the financial statements referred to above.

Financial Statement Schedules:

         Years Ended June 27, 1997, June 28, 1996, and June 30, 1995

Schedule                                                                   Page
                                                                           ----

II   Valuation and Qualifying Accounts and Reserves ......................  F-2



         Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                 CHRONIMED INC.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           COL. A                              COL. B                       COL. C                       COL. D           COL. E
           ------                              ------                       ------                       ------           ------

                                            Balance at                     Additions                    Deductions      Balance at
         Description                       Beginning of                                                -- Describe        End of
                                             Period                                                                       Period
                                                                -------------------------------
                                                                Charged to     Charged to Other
                                                                Costs and        Accounts --
                                                                 Expenses         Describe
Year ended June 27, 1997:
Reserves and allowances deducted
from asset accounts:
   Allowance for doubtful accounts           $860,000           $1,873,393       $     --             $1,613,393(1)     $1,120,000
                                             ========           ==========       ============         =============     ==========

Year ended June 28, 1996:
Reserves and allowances deducted
from asset accounts:
   Allowance for doubtful accounts           $725,000           $1,099,063       $      --            $  964,063(1)     $  860,000
                                             ========           ==========       ============         =============     ==========

Year ended June 30, 1995:
Reserves and allowances deducted
from asset accounts:
   Allowance for doubtful accounts           $675,000           $1,003,870       $     --             $  953,870(1)     $  725,000
                                             ========           ==========       ============         =============     ==========




(1) Uncollectable accounts written off, net of recoveries.

                    INDEX TO EXHIBITS FILED WITH THIS REPORT

         See pages 22, 23, and 24 of this Report for a list of all exhibits that are part of the Report.


Exhibit No.  4.2            Shareholder Rights Agreement


Exhibit No. 10.16           Employment Contract


Exhibit No. 10.28           Facility Lease Agreement


Exhibit No. 10.29           Loan Guarantee Agreement


Exhibit No. 10.30           Sale of Distribution Rights Agreement


Exhibit No. 11.1            Computation of Earnings Per Share


Exhibit No. 13.1            Portions of the 1997 Annual Report to Shareholders


Exhibit No. 21.1            List of Subsidiaries


Exhibit No. 23.1            Consent of Ernst & Young LLP


Exhibit No. 27              Financial Data Schedule