Form 10-Q
period 1997-09-26
CHRONIMED INC
filed 1997-11-05
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended        September 26, 1997
                      -----------------------------

Commission File Number          0-19952
                        ---------------------------

                                 CHRONIMED Inc.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                               41-1515691
    -----------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

                              13911 Ridgedale Drive
                              Minnetonka, MN 55305
    -----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code   (612) 541-0239
                                                     ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ___X___  No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 11,948,338 shares outstanding as of October 24, 1997

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets - September 26, 1997 and June 27, 1997

              Consolidated Statements of Income - Three months ended September 26, 1997 and September 27, 1996

              Consolidated Statements of Cash Flows - Three months ended September 26, 1997 and September 27, 1996

              Notes to Consolidated Financial Statements - September 26, 1997

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


Item 6.  Exhibits

                  11.1     Computation of Earnings Per Share
                  27       Financial Data Schedule


SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                               Sept 26, 1997   June 27 1997
                                                               -------------   ------------
ASSETS                                                          (unaudited)       (Note A)
Current assets:
  Cash and cash equivalents                                    $    8,849       $    5,038
  Available-for-sale securities                                    10,032           10,274
  Accounts receivable, net                                         17,628           20,372
  Income taxes receivable                                            --                294
 Inventory                                                          7,761            7,858
  Other current assets                                                405              274
  Deferred taxes                                                      965              965
                                                               ----------       ----------
    Total current assets                                           45,640           45,075

Property and equipment:
  Property and equipment                                           14,153           12,916
  Allowance for depreciation                                       (5,993)          (5,466)
                                                               ----------       ----------
                                                                    8,160            7,450

Intangible assets, net                                             11,307           11,639

Other assets, net                                                     965            1,127
                                                               ----------       ----------
  Total assets                                                 $   66,072       $   65,291
                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $    9,869       $   10,904
  Short-term debt                                                    --                350
                                                               ----------       ----------
    Total current liabilities                                       9,869           11,254

Deferred taxes                                                        677              677

Shareholders' equity:
  Preferred Stock                                                    --               --
  Common Stock, issued and outstanding shares--
    11,947 and 11,878, respectively                                   119              118
  Additional paid-in capital                                       50,366           49,838
  Retained earnings                                                 5,004            3,408
                                                               ----------       ----------
                                                                   55,489           53,364
  Unrealized gain (loss) on available-for-sale securities              37               (4)
                                                               ----------       ----------
    Total shareholders' equity                                     55,526           53,360
                                                               ----------       ----------

Total liabilities and shareholders' equity                     $   66,072       $   65,291
                                                               ==========       ==========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                     Quarter Ended
                                     -------------
                                 Sept 26,      Sept 27
                                  1997           1996
                                --------      --------
REVENUES
  Services                      $ 25,392      $ 19,529
  Products                         6,281         8,977
                                --------      --------
    Total Revenue                 31,673        28,506
             YR TO YR GROWTH        11.1%

COSTS AND EXPENSES
  Cost of sales                   22,991        20,768
    Gross profit                   8,682         7,738
              % OF REVENUE          27.4%         27.1%
  Selling and marketing            1,728         1,653
  General and administrative       4,634         4,190
  Research and development            55           207
                                --------      --------
    Total operating expenses       6,417         6,050
              % OF REVENUE          20.3%         21.2%

INCOME FROM OPERATIONS             2,265         1,688
              % OF REVENUE           7.2%          5.9%

  Interest income                    351           267
                                --------      --------

INCOME BEFORE INCOME TAXES         2,616         1,955
  Provision for income taxes      (1,020)         (708)
                                --------      --------

NET INCOME                      $  1,596      $  1,247
                                ========      ========
              % OF REVENUE           5.0%          4.4%

NET INCOME PER SHARE            $   0.13      $   0.09
                                ========      ========

AVERAGE SHARES OUTSTANDING        12,351        13,212
                                ========      ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                      Quarter Ended
                                                              Sept 26, 1997    Sept 27, 1996
                                                              -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                   $    1,596       $    1,247
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   859              929
      Changes in operating assets and liabilities:
        Accounts and notes receivable                               3,038           (1,868)
        Inventory                                                      97           (8,150)
        Accounts payable and accrued expenses                      (1,035)           6,254
        Other assets                                                   31              (95)
                                                               ----------       ----------

      Net cash provided by (used in) operating activities           4,586           (1,683)

INVESTING ACTIVITIES:
  Acquisitions, net of cash purchased                                --             (9,234)
  Purchases of property and equipment                              (1,237)            (985)
  Purchases of available-for-sale securities                       (1,963)          (2,006)
  Sales and maturities of available-for-sale securities             2,246            7,619
                                                               ----------       ----------

      Net cash (used in) investing activities                        (954)          (4,606)

FINANCING ACTIVITIES:
  Repurchase of Common Stock                                         --             (1,577)
  Net proceeds from sale of Common Stock                              179              322
                                                               ----------       ----------

      Net cash provided by (used in) financing activities             179           (1,255)

Increase (decrease) in cash and cash equivalents                    3,811           (7,544)

Cash and cash equivalents at beginning of period                    5,038           11,434
                                                               ----------       ----------

Cash and cash equivalents at end of period                     $    8,849       $    3,890
                                                               ==========       ==========


                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 26, 1997 are not necessarily indicative of the results that may be expected for the year ending July 3, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997.

The balance sheet at June 27, 1997, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are valued at the lower of cost or market under the average cost method.

NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of September 26, 1997 and June 27, 1997. The Company considers the net unrealized gain (loss) on these investments of $37,000 and $(4,000) at those respective dates to be temporary, and as such has recorded it through shareholders' equity.

NOTE D--RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications have no impact on net income or shareholders' equity as previously reported.

NOTE E--PER SHARE DATA

Net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of options and warrants outstanding to purchase shares of the Company's Common Stock.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted by the Company in fiscal second quarter ending December 26, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact, compared to primary earnings per share now reported, is not expected to be material.

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

      Chronimed provides patients with a convenient, competitively-priced source of prescription drugs, medical products, and a variety of educational materials and counseling support designed to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her chronic condition, the lower the incidence of complications and the better the patient's quality of life.

      Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As employers have attempted to control their escalating health care costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of health care. The specialty managed care industry has developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. In 1996, an estimated 80% of privately insured individuals in the United States were enrolled in some type of managed care program, up from 69% in 1995. Chronimed seeks to adapt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, patient referrals are increasingly coming from the Company's Payor programs.

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

      Chronimed continues to emphasize the development and licensing of proprietary products suitable for distribution through its system. The Company expects to launch a retail version of its Supreme blood glucose monitoring system in 1998 and introduce several new products. Pursuant to a variety of exclusive distribution agreements, the Company continues to market diabetes-related products including blood glucose monitoring systems, lancets, infusion sets and, beginning in 1998, infusion pumps. The Company is no longer pursuing development of a continuous membrane system for blood glucose monitoring.

REVENUES

      The Company is revising its revenue categories to more appropriately reflect its current line of business. Starting this quarter, revenue will now fall into two categories: "Services" and "Products." The Services area primarily includes the Self Injectables program, StatScript Pharmacy, Organ Transplant Pharmacy, and Home Service Medical. The Products area includes the Diabetes products and Publishing businesses.

      Total revenue increased 11%, from $28.5 million to $31.7 million, for the quarters ended September 27, 1996 and September 26, 1997, respectively. Price increases have not been a significant reason for these revenue increases.

      Services revenue grew 30%, from $19.5 million to $25.4 million, for the quarters ended September 27, 1996 and September 26, 1997, respectively. The growth came primarily from two businesses. First, the Self Injectables program grew $2.6 million and 84% over last year's first quarter due to the continued high rate of new patients being added to the system. Second, StatScript Pharmacy grew $2.9 million or 69% over last year's first quarter, driven primarily by new store growth (eight new specialty pharmacies since September, 1996) and the introduction of higher cost, combination-therapy HIV/AIDS medications.

      Products revenue declined 30%, from $9.0 million to $6.3 million, for the quarters ended September 27, 1996 and September 26, 1997, respectively. The decline was caused mainly by the discontinuance of a diabetes product supplied by a third party.

      Overall revenue growth for fiscal 1998 is expected to be 20% or more above fiscal 1997 as performance is expected to continue in the Self Injectables program and at StatScript Pharmacy. Equally important in this projection is the Company's belief that its diabetes products business will be successful in replacing lost revenue from the product discontinuance with its own proprietary products. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

      Overall gross profit performance for the first quarter was 27.4% of revenue against 27.1% last year. The improvement is driven primarily by higher gross margins in the Products area, where the mix of Chronimed proprietary diabetes products revenue has increased year to year. In the Services area, gross profit performance as a percentage of revenue is down approximately one percentage point in the first quarter, as expected, against prior year's first quarter. This is due primarily to the continuing price pressure from managed care.

SELLING AND MARKETING EXPENSES

      Overall sales and marketing expenses in the first quarter were up 5% compared to last year's first quarter, on overall revenue growth of 11%, as a result of increased spending in preparation for product releases, additional sales personnel, and increased promotional expenses. As a percentage of revenue, selling and marketing expenses decreased from 5.8% to 5.5% in the quarters ended September 27, 1996 and September 26, 1997, respectively. Overall, the Company expects sales and marketing expenses to grow at a rate slightly lower than revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative (G&A) expenses increased 11% over the prior year's first quarter, on overall revenue growth of 11%. As a percentage of revenues, these expenses decreased slightly from 14.7% to 14.6%. The Company's G&A expenses include customer service, billing, and pharmacy fulfillment, as well as traditional G&A costs including Corporate and Division Management, Information Systems, Business Development, Finance and Human Resources. These dollar increases reflect additional people and systems to build an appropriate infrastructure for continued revenue growth.

INCOME FROM OPERATIONS

      Income from operations increased from $1.7 million and 5.9% of revenue to $2.3 million and 7.2% of revenue for the quarters ended September 27, 1996 and September 26, 1997, respectively. This percentage increase reflects improved margins and controlled selling, general and administrative expenses.

INTEREST INCOME

      Interest income increased from $270,000 in last year's first quarter to $350,000 this quarter. The increase is mainly due to the recognition of interest income from the remaining balance due the Company from the Orphan Medical distribution rights sale announced in June 1997. Looking forward, interest income is expected to continue at or above the first quarter's level due to positive cash flow and the continuing interest income from the Orphan Medical receivable.

 INCOME TAXES

      The Company's income tax rate was approximately 36.2% and 39.0% in the quarters ended September 27, 1996 and September 26, 1997, respectively. Last year's rate differs from the statutory rate due primarily to favorable tax treatment on municipal bond interest income. The current first quarter rate of 39% is expected to continue through year end.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 26, 1997, the Company had working capital of $35.8 million with no long-term debt, and $55.5 million of shareholders' equity.

      The Company believes that its current working capital, together with existing sources of liquidity and cash generated by operations, will satisfy its working capital requirements through at least fiscal 1998.

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

      The days sales outstanding (DSO) of the Company's accounts receivable improved to 51 at September 26, 1997, compared to 65 at September 27, 1996. The decrease reflects improved collection efforts and the mix of business. Growth in revenue from Payors which are billed electronically, low DSO in the StatScript Pharmacy business, and large payments from a significantly past due customer have contributed favorably to the decrease in DSO.

      The reserve for bad debts remained flat at $1.1 million from June 27, 1997 to September 26, 1997, reflecting the improving quality of receivables with continued revenue growth.

      Inventory decreased approximately $100,000 from June 1997 to September 1997 as the Company continues its high inventory turns and tight inventory management.

      As of September 26, 1997, the Company had not made any material individual commitments for capital expenditures for fiscal 1998. The Company's financial plan for capital spending for fiscal 1998 is $4.5 million.

      The Company has a discretionary line of credit of $15 million. There was no balance outstanding under the line of credit at September 26, 1997.

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

SEASONALITY

      The Company has experienced a seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter than in its third fiscal quarter. The Company believes the seasonality of its revenues and earnings results from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations).

OUTLOOK

      Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; loss or retirement of key executives; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 25, 1997, for additional circumstances that could cause actual results to differ from forecasts.

                           PART II. OTHER INFORMATION

Items 1 through 5 required under Part II have been omitted since they are not applicable or the answers negative.


Item 6 -       Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     11.1    Computation of Earnings Per Share
                     27      Financial Data Schedule

               (b)   Reports on Form 8-K

                     The Company was not required to file any reports on Form 8-K during the quarter ended September 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CHRONIMED INC.
                                               (REGISTRANT)

   October 29, 1997                      /s/  Maurice R. Taylor, II
---------------------            ----------------------------------------------
        Date                                Maurice R. Taylor, II
                                          Chairman of the Board and
                                           Chief Executive Officer

    October 29, 1997                        /s/ Norman A. Cocke
---------------------            ----------------------------------------------
        Date                                  Norman A. Cocke
                                 Senior Vice President, Chief Financial Officer
                                               and Secretary