Form 10-Q
period 1997-12-26
CHRONIMED INC
filed 1998-02-06
CIK 883813

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended     December 26, 1997

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

                                Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 11,962,223 shares outstanding as of January 23, 1998

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets - December 26, 1997 and June 27, 1997

                  Consolidated Statements of Income - Three months ended December 26, 1997 and December 27, 1996; six months ended December 26, 1997 and December 27, 1996

                  Consolidated Statements of Cash Flows - Six months ended December 26, 1997 and December 27, 1996

                  Notes to Consolidated Financial Statements - December 26, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Items 1, 3, and 5 required under Part II have been omitted since they are not applicable or answers are negative.

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting of Shareholders, held on December 3, 1997

Item 6. Exhibits and Reports on Form 8-K

                  3.1      Articles of Incorporation of the Company, as amended
                  11.1     Computation of Earnings Per Share
                  27       Financial Data Schedule

SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                           Dec 26,     June 27,
                                                            1997         1997
                                                          --------     --------
ASSETS                                                  (Unaudited)     (Note A)
Current assets:
  Cash and cash equivalents                               $  5,687     $  5,038
  Available-for-sale securities                             14,047       10,274
  Accounts receivable, net                                  20,294       20,372
  Income taxes receivable                                        0          294
  Inventory                                                  8,265        7,858
  Other current assets                                         609          274
  Deferred taxes                                               965          965
                                                          --------     --------
    Total current assets                                    49,867       45,075

Property and equipment:
  Property and equipment                                    15,013       12,916
  Allowance for depreciation                                (6,700)      (5,466)
                                                          --------     --------
                                                             8,313        7,450

Intangible assets, net                                      10,984       11,639

Other assets, net                                              808        1,127
                                                          --------     --------
  Total assets                                            $ 69,972     $ 65,291
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                   $ 11,414     $ 10,904
  Short-term debt                                                0          350
                                                          --------     --------
    Total current liabilities                               11,414       11,254

Deferred taxes                                                 677          677

Shareholders' equity:
  Preferred Stock                                             --           --
  Common Stock, issued and outstanding shares--
    11,949 and 11,878, respectively                            119          118
  Additional paid-in capital                                50,386       49,838
  Retained earnings                                          7,223        3,408
                                                          --------     --------
                                                            57,728       53,364
  Unrealized gain (loss) on available-for-sale securities      153           (4)
                                                          --------     --------
    Total shareholders' equity                              57,881       53,360

Total liabilities and shareholders' equity                $ 69,972     $ 65,291
                                                          ========     ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                        Second Quarter Ended          Six Months Ended
                                    Dec 26, 1997   Dec 27, 1996  Dec 26, 1997  Dec 27, 1996
                                    ------------   ------------  ------------  ------------
REVENUES
  Services                             $ 28,517      $ 22,296      $ 53,909      $ 41,825
  Products                                6,255         9,036        12,536        18,013
                                       --------      --------      --------      --------
    Total Revenue                        34,772        31,332        66,445        59,838
             YR TO YR GROWTH               11.0%                       11.0%
COSTS AND EXPENSES
  Cost of sales                          24,294        22,634        47,285        43,401
    Gross profit                         10,478         8,698        19,160        16,437
              % OF REVENUE                 30.1%         27.8%         28.8%         27.5%
  Selling and marketing                   1,987         1,795         3,715         3,448
  General and administrative              5,123         4,175         9,757         8,361
  Research and development                   78            78           133           284
                                       --------      --------      --------      --------
    Total operating expenses              7,188         6,048        13,605        12,093
              % OF REVENUE                 20.7%         19.3%         20.5%         20.2%

INCOME FROM OPERATIONS                    3,290         2,650         5,555         4,344
              % OF REVENUE                  9.5%          8.5%          8.4%          7.3%

  Interest income                           328           191           679           458

INCOME BEFORE INCOME TAXES                3,618         2,841         6,234         4,802
  Provision for income taxes             (1,398)       (1,078)       (2,419)       (1,786)

NET INCOME                             $  2,220      $  1,763      $  3,815      $  3,016
              % OF REVENUE                  6.4%          5.6%          5.7%          5.0%

NET INCOME PER SHARE--BASIC            $   0.19      $   0.15      $   0.32      $   0.25
NET INCOME PER SHARE--DILUTED          $   0.18      $   0.14      $   0.31      $   0.23

AVERAGE SHARES OUTSTANDING--BASIC        11,948        12,138        11,932        12,306
AVERAGE SHARES OUTSTANDING--DILUTED      12,327        12,695        12,244        12,887


CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six Months Ended
                                                           Dec 26,      Dec 27,
                                                            1997         1996
                                                           -------     --------
OPERATING ACTIVITIES:
  Net income                                               $ 3,815     $  3,016
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          1,889        1,771
      Changes in operating assets and liabilities:
        Accounts and notes receivable                          372       (2,609)
        Inventory                                             (407)     (10,641)
        Accounts payable and accrued expenses                  160        5,950
        Other assets                                           (16)        (290)
                                                           -------     --------

      Net cash provided by (used in) operating activities    5,813       (2,803)

INVESTING ACTIVITIES:
  Acquisitions, net of cash purchased                            0       (9,234)
  Purchases of property and equipment                       (2,097)      (2,136)
  Purchases of available-for-sale securities                (8,869)      (2,006)
  Sales and maturities of available-for-sale securities      5,253       17,598
                                                           -------     --------

      Net cash (used in) investing activities               (5,713)       4,222

FINANCING ACTIVITIES:
  Repurchase of Common Stock                                     0      (13,254)
  Net proceeds from sale of Common Stock                       549          964
                                                           -------     --------

      Net cash provided by (used in) financing activities      549      (12,290)

Increase (decrease) in cash and cash equivalents               649      (10,871)

Cash and cash equivalents at beginning of period             5,038       11,434
                                                           -------     --------

Cash and cash equivalents at end of period                 $ 5,687     $    563
                                                           =======     ========

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 26, 1997 are not necessarily indicative of the results that may be expected for the year ending July 3, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997.

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

NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 26, 1997 and June 27, 1997. The Company considers the net unrealized gain (loss) on these investments of $153,000 and $(4,000) at those respective dates to be temporary, and as such has recorded it through shareholders' equity.

NOTE D--RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications have no impact on net income or shareholders' equity as previously reported.

NOTE E--PER SHARE DATA

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of options and warrants outstanding to purchase shares of the Company's Common Stock. The following table sets forth the computation of basic and diluted net income per share.

                                              $s and Shares in Thousands
                                              --------------------------
                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------
                                      Dec. 26,   Dec. 27,   Dec. 26,   Dec. 27,
                                        1997       1996       1997       1996
                                      -------    -------    -------    -------
Numerator:
Net income for basic and
diluted net income per share          $ 2,220    $ 1,763    $ 3,815    $ 3,016

Denominator:
Denominator for basic net income
per share--weighted-average shares     11,948     12,138     11,932     12,306

Effect of dilutive securities:
   Employee stock options                 379        372        312        394
   Warrants                              --          185       --          187
                                      -------    -------    -------    -------
Dilutive potential common shares          379        557        312        581

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                12,327     12,695     12,244     12,887
                                      =======    =======    =======    =======

Basic Net Income per Share            $   .19    $   .15    $   .32    $   .25
                                      =======    =======    =======    =======

Diluted Net Income per Share          $   .18    $   .14    $   .31    $   .23
                                      =======    =======    =======    =======


Options to purchase 919,000 and 1,065,000 shares of common stock at various prices were outstanding as of fiscal 1998 second quarter end and year-to-date, respectively, but were not included in the computation of diluted net income per share because the exercise prices of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I. Financial Information
Item 2. Management's Discussion

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Chronimed Inc. is a healthcare company specializing in services and products for patients with chronic health conditions. Such conditions include diabetes, HIV/AIDS, organ transplantation, and complex diseases treated with self-injectable drugs. The Company develops, manufactures, markets, and distributes pharmaceuticals, medical diagnostic products, and patient education materials nationwide directly to individuals, patients of managed care organizations, and to institutions that serve these patients. By focusing on specific chronic conditions, the Company believes it is able to provide valuable services to: the patients affected by chronic conditions; the insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third-party payors ("Payors") that pay a large portion of the related health care costs; the developers and manufacturers that produce the prescription drugs and other products needed to manage chronic conditions; and the institutions, foundations and health care providers working with these patients. The patient populations for which the Company believes its services are most effective include patients who:

     * Require a costly regimen of maintenance prescription drugs or other medical products over the course of their lives;

     *    Are treated by health care specialists; and

     * Require a significant amount of self-management and on-going education.

The Company is currently serving four such populations in the main: patients with diabetes, patients who have had an organ transplant, patients with HIV/AIDS, and patients who self-administer certain biotech injectable medications. Starting July 1996, Chronimed increased its efforts in addressing the needs of HIV/AIDS patients through the Company's acquisition of StatScript Management Services, Inc., the operator of specialty HIV/AIDS pharmacies. The Company is investigating programs for a variety of other chronic conditions.

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

      Historically, the Company has obtained patients primarily through referrals from health care providers and direct patient contacts. As employers have attempted to control their escalating health care costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of health care. The specialty managed care industry has developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. In 1996, an estimated 80% of privately insured individuals in the United States were enrolled in some type of managed care program, up from 69% in 1995. Chronimed seeks to adopt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, patient referrals are increasingly coming from the Company's Payor programs.

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

      Chronimed continues to emphasize the development and licensing of proprietary products suitable for distribution through its system. The Company expects to launch a retail version of its Supreme blood glucose monitoring system in 1998, the Select GT, and introduce several new products. Pursuant to a variety of significant distribution agreements, the Company continues to market diabetes-related products including blood glucose monitoring systems, lancets, and infusion sets.

REVENUE

         The Company has revised its revenue categories to more appropriately reflect its current line of business. Starting this fiscal year, revenue will fall into two categories: Services and Products. The Services area primarily includes: the Self Injectables program, which is a payor-driven program that serves patients who self-administer certain injectable medications; StatScript Pharmacy, which serves HIV/AIDS patients through localized specialty pharmacy centers; Organ Transplant Pharmacy, which serves organ transplant recipients and patients with other chronic health conditions; and Home Service Medical, which is the mail order diabetes services business. The Products area includes the Medical Products manufacturing and distribution business for diabetes blood glucose diagnostic products and accessories. It also includes the Publishing business, which emphasizes diabetes, nutrition, and health and wellness.

         Total revenue increased 11%, from $31.3 million to $34.8 million, for the quarter ended December 27, 1996 and December 26, 1997, respectively; and 11%, from $59.8 million to $66.4 million for the six months ended December 27, 1996 and December 26, 1997, respectively. Price increases have not been a significant reason for these revenue increases.

         Services revenue grew 28%, from $22.3 million to $28.5 million, for the quarters ended December 27, 1996 and December 26, 1997, respectively. The growth came from primarily two businesses. First, StatScript Pharmacy grew $3.4 million, or 76%, over last year's second quarter, driven mainly by the higher-cost combination therapy HIV/AIDS medications and new store growth. Second, the Self Injectables program grew $2.9 million, or 80%, over last year's second quarter due to the continued high rate of new patients being added to the system under existing managed care contracts. For the respective six-month periods, revenue from Services grew 29%, from $41.8 million to $53.9 million, due primarily to $6.4 million in StatScript Pharmacy growth and $5.5 million in Self Injectables growth.

         Products revenue declined 31% from $9.0 million to $6.3 million for the quarters ended December 27, 1996 and December 26, 1997, respectively. The decline was caused mainly by the discontinuance of a non-proprietary diabetes product in last year's third quarter. For the respective six-month periods, revenue from Products declined 30% from $18.0 million to $12.5 million due again to the discontinuance of a non-proprietary diabetes product.

         Total revenue growth for fiscal 1998 is expected to be approximately 20% above fiscal 1997 as high growth performance is expected to continue at StatScript Pharmacy and in the Self Injectables program. Equally important in this projection is the Company's belief that its Medical Products business will in time be successful in replacing lost revenue from the diabetes product discontinuance with its own proprietary products. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

         Gross profit dollars as reported in the financial statements for the current quarter and six-month periods include a one-time repayment from a supplier of $678,000 for inventory that had been previously written off in last year's fiscal third quarter. Including this one-time repayment, gross profit percentage for the current quarter and six-month periods was 30.1% and 28.8%, respectively, against the prior year periods of 27.8% and 27.5%, respectively. Excluding the one-time repayment, gross profit percentage improved from 27.8% to 28.2% for the quarters ended December 27, 1996 and December 26, 1997, respectively, due primarily to improvements in the General Medical diabetes product margins. Excluding the one-time repayment, gross profit percentage improved from 27.5% to 27.9% for the six-month periods ended December 27, 1996 and December 26, 1997, respectively, due primarily to improvements in the General Medical diabetes products margins. In the second half of fiscal 1998, the Company expects that gross profit percentages will decline one to two percentage points from the first half performance given a mix increase in its lower-margin Services area, which faces continuing price pressure from managed care organizations.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased 11% over the prior year's second quarter as a result of increased spending in both its Services and Products selling programs. As a percent of revenue, selling and marketing expenses were flat at 5.7% in the quarters ended December 27, 1996 and December 26, 1997, respectively. In the Services area, the Company has added senior sales people to focus on the large account opportunities in managed care. In the Products area, the Company has made changes to the organization including the addition of salespeople, improved managerial spans of control, and increased sales focus on large national accounts. For the respective six-month periods, selling and marketing expenses increased 9% for the same reasons noted above. As a percent of revenue, selling and marketing expenses decreased from 5.8% to 5.6% in the six months ended December 27, 1996 and December 26, 1997, respectively. Overall, the Company expects selling and marketing expenses to grow at a rate consistent with revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative (G&A) expenses increased 23% over the prior year's second quarter. As a percent of revenue, G&A expenses increased from 13.3% to 14.7%. For the respective six-month periods, G&A expenses increased 17%, with expenses increasing from 14.0% of revenue to 14.7% of revenue. The most significant areas of spending growth are in business unit and corporate management, in new information systems, and in StatScript new store openings. The Company's G&A expenses include customer service, billing, and pharmacy fulfillment as well as other traditional G&A expenses such as Corporate and Business Unit Management, Information Systems, Business Development, Finance, Quality, and Human Resources. In the second half of fiscal 1998, the Company expects G&A expenses to continue at about 14% to 15% of revenue.

INCOME FROM OPERATIONS

         Including the one-time repayment from a supplier of $678,000, income from operations increased from $2.7 million to $3.3 million for the quarters ended December 27, 1996 and December 26, 1997, respectively. Including this one-time repayment, income from operations as a percent of revenue for the current quarter and six-month periods was 9.5% and 8.4%, respectively, against the prior year periods of 8.5% and 7.3%, respectively. Excluding the one-time repayment, income from operations as a percent of revenue declined from 8.5% to 7.7% for the quarters ended December 27, 1996 and December 26, 1997, respectively, due primarily to increased G&A spending. Excluding the one-time repayment, income from operations as a percent of revenue increased from 7.3% to 7.5% for the six-month periods ended December 27,

1996 and December 26, 1997, respectively, due primarily to improvements in the General Medical diabetes product margins.

INTEREST INCOME

         Interest income increased from $190,000 in last year's second quarter to $330,000 this quarter, and from $460,000 through six months last year to $680,000 through six months this year. The increases for the quarter and six-month period are mainly due to the recognition of interest income from the remaining balance due the Company from the Orphan Medical distribution rights, supported by continuing positive cash flow from operations.

INCOME TAXES

         The Company's income tax rate was 37.8% and 38.7% in the quarters ended December 27, 1996 and December 26, 1997, respectively; and 37.2% and 38.8% in the respective six month periods. Last year's rates differ from the statutory rates due primarily to favorable tax treatment on municipal bond interest income. The company has since reduced its investments in municipal bonds. The current year rate of approximately 39% is expected to continue through year end.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 26, 1997, the Company had working capital of $38.5 million with no long-term debt, and $57.9 million of shareholders' equity.

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

         The days sales outstanding (DSO) of the Company's accounts receivable improved to 50 at December 26, 1997, compared to 62 at December 27, 1996. The decrease reflects improved collection efforts as the Company has implemented a number of improvements in its quality processes. Growth in revenue from Payors which are billed electronically has also contributed favorably to the decrease in DSO.

      The reserve for bad debts remained flat at $1.1 million from June 1997 to December 1997, reflecting the improving quality of receivables with continued revenue growth.

      The Company is carrying $1.6 million in receivables on its balance sheet related to the June 1997 sale of certain distribution rights to Orphan Medical, Inc. The balance is to be paid mainly from the proceeds of periodic issuances of Orphan Medical stock. The Company expects to receive payments over the next 24 months until the balance plus interest is paid in full.

      Inventory increased approximately $400,000, or 5%, from June 1997 to December 1997, which was less than the Company's 11% revenue growth for the period, as the Company continues its high inventory turns and tight inventory management.

      As of December 26, 1997, the Company had not made any material individual commitments for capital expenditures for fiscal 1998. The Company's financial plan for capital spending for fiscal 1998 is $4.5 million.

      The Company has a discretionary line of credit of $15 million. There was no balance outstanding under the line of credit at December 26, 1997.

THE YEAR 2000 SOFTWARE ISSUE

      The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit data fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems to process critical financial and operational information incorrectly.

      The Company's primary strategy is to replace older, inefficient systems with software that is Year 2000 compliant.

      To improve financial efficiency, in February 1997, the Company implemented general ledger, accounts payable, and fixed assets software that is Year 2000 compliant. The Company is also in the process of implementing a pharmacy services system to improve operational efficiency; this system is also Year 2000 compliant. Other operational systems are being assessed with the intent to implement prior to the Year 2000.

      During the current year, the Company has incurred approximately $50,000 to specifically modify existing computer systems and applications for Year 2000 computing, and estimates that up to $250,000 will be incurred in each of 1998 and 1999.

      The Company presently believes that with modifications to existing systems and conversions to new systems the Year 2000 issue will not pose significant operational problems. However, there can be no assurance that all Year 2000 issues will be identified and resolved in a timely manner, particularly those issues involving Payors' systems and other systems outside of the Company's control. If the Company's remediation plan is not successful, or if these outside systems should fail, there could be a significant disruption of the Company's ability to transact business with its customers and suppliers.

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

OUTLOOK

      Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; the Company's inability to execute its service and product sales plans; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; loss or retirement of key executives; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 25, 1997, for additional circumstances that could cause actual results to differ from forecasts.

PART II. OTHER INFORMATION

Items 1, 3 and 5 required under Part II have been omitted since they are not applicable or the answers negative.

Item 2. Changes in Securities and Use of Proceeds

      At the Annual Meeting of Shareholders on December 3, 1997, the holders of Common Stock of the Company approved an amendment to the Articles of Incorporation and Bylaws to classify the Board of Directors of the Company and modify the removal requirements for directors (the "Amendment"). Under the Amendment, the (i) Board of Directors is authorized to increase or decrease (to no fewer than four) the size of the Board of Directors, (ii) the Board of Directors is authorized to fill vacancies on the Board created by increases in the number of directors or by death, resignation, retirement, disqualification, or removal of a director (whether such removal is by the shareholders or by the Board of Directors), (iii) the Board of Directors is authorized to remove a director for cause, (iv) the Board of Directors is authorized to remove a director, with or without cause, to the extent permitted by the Minnesota Business Corporation Act and (v) the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of capital stock of the Company entitled to vote is required to (1) remove a director, with or without cause or (2) amend, modify or repeal the above-described provisions of the Articles of Incorporation and Bylaws pertaining to the classification or removal of directors.

Item 4 Submission of Matters to a Vote of Security Holders - Annual Meeting of Shareholders, held on December 3, 1997.

      At the meeting, the director nominees described in the Company's Proxy Statement were elected as follows:

                                                                       WITHHOLD
                                                       FOR             AUTHORITY
                                                       ---             ---------
Maurice R. Taylor, II (three year term)             10,654,364          696,074
Henry F. Blissenbach, Pharm. D. (two year term)     10,663,359          687,079
John Howell Bullion (three year term)               10,639,924          710,514
Donnell D. Etzwiler, M.D. (one year term)           10,721,453          628,985
Charles V. Owens, Jr. (two year term)               10,655,021          695,417
Lawrence C. Weaver, Ph.D. (one year term)           10,651,453          698,985

In addition, all other proposals were approved by shareholders as follows:

                                                 FOR          AGAINST    ABSTAIN   BROKER NON-VOTE
                                                 ---          -------    -------   ---------------
Increase the number of authorized shares      10,544,312      736,881     69,245            0

Classify the Board of Directors and modify
their removal requirements                     5,253,659    1,739,391    100,884    4,256,504

Ratify appointment of Ernst and Young LLP
as independent auditors for 1998 fiscal       11,230,608       71,830     48,000            0
year


Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               3.1   Articles of Incorporation of the Company, as amended

               11.1  Computation of Earnings Per Share (see Note E of Notes to
                     Consolidated Financial Statements)
               27    Financial Data Schedule

         (b)   Reports on Form 8-K

                The Company was not required to file any reports on Form 8-K during the quarter ended December 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHRONIMED INC.
                                                --------------
                                                 (REGISTRANT)

February 2, 1998                         /s/  Maurice R. Taylor, II
----------------                        ----------------------------
      Date                                  Maurice R. Taylor, II
                                          Chairman of the Board and
                                           Chief Executive Officer

February 2, 1998                             /s/ Norman A. Cocke
----------------                            ---------------------
      Date                                     Norman A. Cocke
                              Senior Vice President, Chief Financial Officer and
                                                   Secretary