Form 10-Q
period 1998-03-27
CHRONIMED INC
filed 1998-05-05
CIK 883813

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended       March 27, 1998
                     -------------------------

Commission File Number         0-19952
                       ------------------------

                                 CHRONIMED Inc.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                              41-1515691
     ----------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

                             10900 Red Circle Drive
                              Minnetonka, MN 55343
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code  (612) 979-3600



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

Common Stock, $.01 par value - 11,990,532 shares outstanding as of April 27,
1998

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 27, 1998 and June 27, 1997

            Consolidated Statements of Income - Three months ended March 27, 1998 and March 28, 1997; nine months ended March 27, 1998 and March 28, 1997

            Consolidated Statements of Cash Flows - Nine months ended March 27, 1998 and March 28, 1997

            Notes to Consolidated Financial Statements - March 27, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Items 1 through 5 required under Part II have been omitted since they are not applicable or answers are negative.

Item 6. Exhibits and Reports on Form 8-K

            3.2      Bylaws of the Company, as amended
            11.1     Computation of Earnings Per Share
            27.1     Financial Data Schedule - Quarter Ended March 27, 1998
            27.2 Financial Data Schedule - Amended - Fiscal Years Ended June 27, 1997 and June 28, 1996
            27.3 Financial Data Schedule - Amended - Fiscal 1998 - Quarter Ended September 26, 1997
            27.4 Financial Data Schedule - Amended - Fiscal 1997 - Quarters Ended September 27, 1996, December 29, 1996, and March 28, 1997


SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                               Mar 27, 1998    June 27, 1997
                                                               ------------    -------------
ASSETS                                                          (Unaudited)      (Note A)
Current assets:
 Cash and cash equivalents                                       $  1,595         $  5,038
 Available-for-sale securities                                     13,359           10,274
 Accounts receivable, net                                          20,162           20,372
 Income taxes receivable                                             --                294
 Inventory                                                          9,720            7,858
 Other current assets                                                 521              274
 Deferred taxes                                                       965              965
                                                                 --------         --------
   Total current assets                                            46,322           45,075

Property and equipment:
  Property and equipment                                           18,072           12,916
  Allowance for depreciation                                       (7,328)          (5,466)
                                                                 --------         --------
                                                                   10,744            7,450

Intangible assets, net                                             11,066           11,639

Other assets, net                                                     758            1,127
                                                                 --------         --------
  Total assets                                                   $ 68,890         $ 65,291
                                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $  8,859         $ 10,904
  Short-term debt                                                    --                350
                                                                 --------         --------
    Total current liabilities                                       8,859           11,254

Deferred taxes                                                        677              677

Shareholders' equity:
  Preferred Stock                                                    --               --
  Common Stock, issued and outstanding shares--
    11,979 and 11,878, respectively                                   120              118
  Additional paid-in capital                                       50,573           49,838
  Retained earnings                                                 8,698            3,408
                                                                 --------         --------
                                                                   59,391           53,364
  Unrealized (loss) on available-for-sale securities                  (37)              (4)
                                                                 --------         --------
    Total shareholders' equity                                     59,354           53,360

Total liabilities and shareholders' equity                       $ 68,890         $ 65,291
                                                                 ========         ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                Third Quarter Ended                   Nine Months Ended
                                                -------------------                   -----------------
                                          Mar 27, 1998       Mar 28, 1997       Mar 27, 1998       Mar 28, 1997
                                          ------------       ------------       ------------       ------------
REVENUE
  Services                                 $  26,807          $  20,017          $  80,715          $  61,843
  Products                                     6,892              7,081             19,428             25,093
    Total Revenue                             33,699             27,098            100,143             86,936
                 YR TO YR GROWTH               24.4%                                 15.2%
COSTS AND EXPENSES
  Cost of sales                               24,395             18,186             71,679             61,587
    Gross profit                               9,304              8,912             28,464             25,349
                  % OF REVENUE                 27.6%              32.9%              28.4%              29.2%
  Selling and marketing                        2,117              1,548              5,833              4,996
  General and administrative                   5,007              4,149             14,764             12,509
  Research and development                        96                 86                229                371
  Write-off of note receivable                  --                1,391               --                1,391
    Total operating expenses                   7,220              7,174             20,826             19,267
                  % OF REVENUE                 21.4%              26.5%              20.8%              22.2%

INCOME FROM OPERATIONS                         2,084              1,738              7,638              6,082
                  % OF REVENUE                  6.2%               6.4%               7.6%               7.0%

  Interest income                                354                136              1,034                594

INCOME BEFORE INCOME TAXES                     2,438              1,874              8,672              6,676
  Provision for income taxes                    (963)              (711)            (3,382)            (2,497)

NET INCOME                                 $   1,475          $   1,163          $   5,290          $   4,179
                  % OF REVENUE                  4.4%               4.3%               5.3%               4.8%

NET INCOME PER SHARE--BASIC                $    0.12          $    0.10          $    0.44          $    0.34
NET INCOME PER SHARE--DILUTED              $    0.12          $    0.10          $    0.43          $    0.33

AVERAGE SHARES OUTSTANDING--BASIC             11,965             11,763             11,943             12,125
AVERAGE SHARES OUTSTANDING--DILUTED           12,271             12,127             12,206             12,611


CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                     Nine Months Ended
                                                                     -----------------
                                                               Mar 27, 1998      Mar 28, 1997
                                                               ------------      ------------
OPERATING ACTIVITIES:
  Net income                                                     $  5,290         $  4,179
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 2,810            2,683
      Changes in operating assets and liabilities:
        Accounts and notes receivable                                 561            2,333
        Inventory                                                  (1,787)          (2,836)
        Accounts payable and accrued expenses                      (2,445)            (765)
        Other assets                                                  129               27
                                                                 --------         --------

      Net cash provided by operating activities                     4,558            5,621

INVESTING ACTIVITIES:
  Acquisitions, net of cash purchased                              (1,870)          (9,234)
  Purchases of property and equipment                              (3,750)          (2,869)
  Purchases of available-for-sale securities                      (15,377)          (4,041)
  Sales and maturities of available-for-sale securities            12,259           17,606
                                                                 --------         --------

      Net cash (used in) provided by investing activities          (8,738)           1,462

FINANCING ACTIVITIES:
  Repurchase of Common Stock                                         --            (14,452)
  Net proceeds from sale of Common Stock                              737            1,268
                                                                 --------         --------

      Net cash provided by (used in) financing activities             737          (13,184)

Decrease in cash and cash equivalents                              (3,443)          (6,101)

Cash and cash equivalents at beginning of period                    5,038           11,434
                                                                 --------         --------

Cash and cash equivalents at end of period                       $  1,595         $  5,333
                                                                 ========         ========

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 27, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997.

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

NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of March 27, 1998 and June 27, 1997. The Company considers the net unrealized loss on these investments of $37,000 and $4,000 at those respective dates to be temporary, and as such has recorded it through shareholders' equity.

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

                                                           $s and Shares in Thousands
                                                           --------------------------
                                                Three Months Ended               Nine Months Ended
                                                ------------------               -----------------
                                        March 27, 1998   March 28, 1997    March 27, 1998   March 28, 1997
                                        --------------   --------------    --------------   --------------
Numerator:
----------
Net income for basic and
diluted net income per share                $ 1,475          $ 1,163          $ 5,290          $ 4,179

Denominator:
------------
Denominator for basic net income
per share--weighted-average shares           11,965           11,763           11,943           12,125

Effect of dilutive securities:
   Employee stock options                       306              197              263              305
   Warrants                                    --                167             --                181
                                            -------          -------          -------          -------
Dilutive potential common shares                306              364              263              486

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                      12,271           12,127           12,206           12,611
                                            =======          =======          =======          =======

Basic Net Income per Share                  $   .12          $   .10          $   .44          $   .34
                                            =======          =======          =======          =======

Diluted Net Income per Share                $   .12          $   .10          $   .43          $   .33
                                            =======          =======          =======          =======

Options to purchase 862,700 and 1,012,500 shares of common stock at various prices were outstanding as of fiscal 1998 third quarter end and year-to-date, respectively, but were not included in the computation of diluted net income per share because the exercise prices of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Part I.    Financial Information
Item 2.   Management's Discussion

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Chronimed Inc. is a healthcare company specializing in services and products for patients with chronic health conditions. Such conditions include diabetes, HIV/AIDS, organ transplantation, and complex diseases treated with self-injectable drugs. The Company develops, manufactures, markets, and distributes pharmaceuticals, medical diagnostic products, and patient education materials directly to individuals, patients of managed care organizations, and to institutions that serve these patients. By focusing on specific chronic conditions, the Company believes it is able to provide valuable services to: the patients affected by chronic conditions; the insurance companies, health maintenance organizations, government agencies and other third-party payors ("Payors") that pay a large portion of the related health care costs; the developers and manufacturers that produce the prescription drugs and other products needed to manage chronic conditions; and the institutions, foundations and health care providers working with these patients. The patient populations for which the Company believes its services are most effective include patients who:

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

        Chronimed continues to emphasize the development and licensing of proprietary products suitable for distribution through its system. The Company launched a consumer version of its Supreme blood glucose monitoring system, the Select GT, in March 1998. The Company acquired DiaScreen, a small blood and urine diagnostics technology company in March 1998, which will expand its proprietary products offerings. Pursuant to a variety of significant distribution agreements, the Company continues to market diabetes-related products including blood glucose monitoring systems, lancets, and infusion sets.

REVENUE

        The Company has revised its revenue categories to more appropriately reflect its current line of business. Starting this fiscal year, revenue falls into two categories: Services and Products. The Services area includes a collection of conceptually similar specialty pharmacy businesses focusing on identifiable chronic conditions: the Self Injectables program, which is a payor-sponsored program that serves patients who self-administer certain injectable medications; StatScript Pharmacy, which serves HIV/AIDS patients through localized specialty pharmacy centers; Organ Transplant Pharmacy, which serves organ transplant recipients and patients with other chronic health conditions; and Home Service Medical, which is a mail order diabetes services business. The Products area includes the Medical Products manufacturing and distribution business for blood and urine diagnostic products and accessories. It also includes the Publishing business, which emphasizes diabetes, nutrition, and health and wellness.

         Total revenue increased 24%, from $27.1 million to $33.7 million, for the quarters ended March 28, 1997 and March 27, 1998, respectively; and 15%, from $86.9 million to $100.1 million for the nine months ended March 28, 1997 and March 27, 1998, respectively. Price increases have not been a significant reason for these revenue increases.

        Services revenue grew 34%, from $20.0 million to $26.8 million, for the quarters ended March 28, 1997 and March 27, 1998, respectively. The growth came from primarily two businesses. First, StatScript Pharmacy grew $3.3 million, or 71%, over last year's third quarter, driven mainly by the higher-cost combination therapy HIV/AIDS medications, new patient acquisition, and new pharmacy growth. Second, the Self Injectables program grew $3.4 million, or 85%, over last year's third quarter due to the continued high rate of new patients being added to the system under existing managed care contracts. For the respective nine-month periods, revenue from Services grew 31%, from $61.8 million to $80.7 million, due primarily to $9.7 million in StatScript Pharmacy growth and $8.9 million in Self Injectables growth for the same reasons noted above.

        Products revenue declined 4% from $7.1 million to $6.9 million for the quarters ended March 28, 1997 and March 27, 1998, respectively. The decline was caused mainly by the discontinuance of a non-proprietary diabetes product in last year's third quarter. For the respective nine-month periods, revenue from Products declined 23% from $25.1 million to $19.4 million due again to the discontinuance of a non-proprietary diabetes product.

        Total revenue growth for fiscal 1998 is expected to be approximately 20% above fiscal 1997 as high growth performance is expected to continue at StatScript Pharmacy and in the Self Injectables program. Equally important in this projection is the Company's belief that its Products business will be successful in replacing lost revenue from the diabetes product discontinuance with its own proprietary products. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ from projections. Readers should review the Outlook section in this Form 10-Q for further information.


GROSS PROFIT

        Gross profit percentage for the current quarter and nine-month period was 27.6% and 28.4%, respectively, against the prior year periods of 32.9% and 29.2%, respectively. Excluding a one-time favorable inventory adjustment in last year's third quarter of $1.3 million, gross profit percentage declined from 28.3% to 27.6% for the quarters ended March 28, 1997 and March 27, 1998, respectively, due primarily to growth in the lower-margin Services business mostly offset by strong margins from Medical Products. Excluding the one-time adjustment, the gross profit percentage improved from 27.7% to 28.4% for the nine-month periods ended March 28, 1997 and March 27, 1998, respectively, due primarily to improvements in Medical Products margins, partially offset by growth in the lower-margin Services business.

        Chronimed faces continuing price pressure from managed care organizations and expects gross profit percentages in its Services business, which currently accounts for 80% of the Company's revenue, to decline in future quarters. This decline is expected to be all or partially offset by operating efficiencies in selling, general and administrative expenses.


SELLING AND MARKETING EXPENSES

        Selling and marketing expenses increased 37% over the prior year's third quarter as a result of increased spending in both its Services and Products selling programs. As a percent of revenue, selling and marketing expenses increased from 5.7% to 6.3% in the quarters ended March 28, 1997 and March 27, 1998, respectively. In the Services area, the Company has added senior sales people to focus on the large account opportunities in managed care. In the Products area, the Company has made changes to the organization including the addition of salespeople, improved managerial spans of control, and increased sales focus on large national accounts. For the respective nine-month periods, selling and marketing expenses increased 17% for the same reasons noted above. As a percent of revenue, selling and marketing expenses increased from 5.7% to 5.8% in the nine months ended March 28, 1997 and March 27, 1998, respectively. Overall, the Company expects selling and marketing expenses to grow at a rate consistent with revenue and to end the year at about six percent of total year revenue.


GENERAL AND ADMINISTRATIVE EXPENSES

        Excluding a one-time note receivable write-off in last year's third quarter of $1.4 million, general and administrative (G&A) expenses increased 21% over the prior year's third quarter. As a percent of revenue, G&A expenses declined from 15.3% to 14.9% on a comparable basis. For the respective nine-month periods, G&A expenses increased 18%, with expenses increasing from 14.4% of revenue to 14.7% of revenue. The most significant areas of spending growth are in business unit and corporate management, in new information systems, and in StatScript new store openings. The Company's G&A expenses include customer service, billing, and pharmacy fulfillment as well as other traditional G&A expenses such as Corporate and Business Unit Management, Information Systems, Business Development, Finance, Quality, and Human Resources. The Company expects G&A expenses to end the year between 14% and 15% of total year revenue.


INCOME FROM OPERATIONS

        Income from operations increased from $1.7 million to $2.1 million for the quarters ended March 28, 1997 and March 27, 1998, respectively. For the same periods, income from operations as a percent of revenue declined from 6.4% to 6.2% due mainly to the slight decline in gross profit percentages stemming from the managed care pricing pressure in the Services business. Income from operations increased from $6.1 million to $7.6 million for the nine months ended March 28, 1997 and March 27, 1998, respectively. For the same periods income from operations as a percent of revenue increased from 7.0% to 7.6% due primarily to improvements in gross profit percentages in the Medical Products business.


INTEREST INCOME

        Interest income increased from $140,000 in last year's third quarter to $350,000 this quarter, and from $590,000 through nine months last year to $1,030,000 through nine months this year. The increases for the quarter and nine-month period are mainly due to the recognition of interest income from the remaining balance due the Company from the Orphan Medical distribution rights, supported by continuing positive cash flow from operations.


INCOME TAXES

        The Company's income tax rate was 37.9% and 39.5% in the quarters ended March 28, 1997 and March 27, 1998, respectively; and 37.4% and 39.0% in the respective nine month periods. Last year's rates differ from the statutory rates due primarily to favorable tax treatment on municipal bond interest income. The Company has since reduced its investments in municipal bonds. The current year rate of approximately 39% is expected to continue through year end.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 27, 1998, the Company had working capital of $37.5 million with no long-term debt, and $59.4 million of shareholders' equity.

        The Company believes that its current working capital, together with existing sources of liquidity and cash generated by operations, will satisfy its working capital requirements through fiscal 1998 and fiscal 1999.

        The Company's accounts receivable are generally with Payors for which the collection periods vary depending on the practices of the individual Payor and whether or not Chronimed has a contract with the Payor. Electronic billing and on-line adjudication of claims are positive trends that shorten cash collection periods and improve cash flow. Nonetheless, the Company expects working capital requirements to increase as revenues increase.

        The days sales outstanding (DSO) of the Company's accounts receivable improved to 51 at March 27, 1998, compared to 63 at March 28, 1997. The decrease results from implementation of a number of quality improvements in collection processes. Growth in revenue from Payors which are billed electronically has also contributed favorably to the decrease in DSO.

        The reserve for bad debts remained flat at $1.1 million from June 1997 to March 1998, reflecting the improving quality of receivables with continued revenue growth.

        The Company is carrying $1.8 million in receivables on its balance sheet as of March 27, 1998 related to the June 1997 sale of certain distribution rights to Orphan Medical, Inc. The balance is to be paid principally from the proceeds of quarterly issuances of Orphan Medical stock. The Company received 61,178 shares of unregistered Orphan Medical stock in April, 1998. We anticipate that these shares will be registered with the SEC in Chronimed's fiscal fourth quarter and to then be sold as soon as practicable at prevailing market prices. The Company expects to receive payments over the next 12 to 18 months until the balance plus interest is paid in full.

        Inventory increased approximately $1.9 million, or 24%, from June 1997 to March 1998. Most of the increase has occurred in the last three months in the Products business as the Company builds inventory for the release of the Select GT blood glucose system and for expected fourth quarter demand.

        The Company's capital expenditures for property and equipment total $3.8 million through March 1998, plus $1.9 million for acquisitions. As of March 27, 1998, the Company has no material outstanding commitments for capital expenditures; however, the Company expects fourth quarter capital expenditures for property and equipment to continue at its current pace of $1 to $2 million per quarter.

        The Company has a discretionary line of credit of $15 million. There was no balance outstanding under the line of credit at March 27, 1998.


THE YEAR 2000 SOFTWARE ISSUE

        The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit data fields to designate a year. As the century date occurs, date sensitive systems might recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems, or the systems used by the Company's suppliers, payors, or other customers, to process critical financial and operational information incorrectly.

        The Company's primary strategy is and has been to replace its older, inefficient systems with current technology to improve customer responsiveness and employee productivity. To improve financial efficiency, in February 1997, the Company implemented general ledger, accounts payable, and fixed assets software; this software is Year 2000 compliant. The Company is also in the process of implementing a pharmacy services system to improve operational efficiency; this software is also Year 2000 compliant. Because the Company has been active in implementing new systems, direct expenses related to specific Year 2000 modifications should not be material to the financial statements. Other operational systems focused on productivity improvements are being evaluated with the intent to implement prior to the Year 2000.

        During the current calendar year, the Company has incurred approximately $50,000 over and above its ongoing software productivity projects to specifically modify existing computer systems and applications for Year 2000 computing. The Company estimates that up to $250,000 over and above its ongoing software productivity projects will be incurred in each of calendar 1998 and 1999. Such costs have been or will be charged to expense as incurred and are being funded through operating cash flows.

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

        The Company's business is subject to substantial governmental regulation, including laws governing the dispensing of prescription drugs and laws prohibiting payments for patient referrals. Management believes that the Company is in substantial compliance with all existing statutes and regulations materially affecting the conduct of its business.


SEASONALITY

        The Company has experienced a seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter ending in December than in its third fiscal quarter ending in March. The Company believes the seasonality of its revenues and earnings results from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations).

OUTLOOK

        Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the marketing of the Company's products, particularly the Select GT blood glucose system; the Company's inability to execute its service and product sales plans; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; loss or retirement of key executives; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 25, 1997, for additional circumstances that could cause actual results to differ from forecasts.


PART II. OTHER INFORMATION

Items 1 through 5 required under Part II have been omitted since they are not applicable or the answers negative.

Item 6  Exhibits and Reports on Form 8-K

        (a)     Exhibits

                3.2     Bylaws of the Company, as amended
                11.1    Computation of Earnings Per Share (see Note E of Notes
                        to Consolidated Financial Statements)
                27      Financial Data Schedules (4)

        (b)     Reports on Form 8-K

                The Company was not required to file any reports on Form 8-K during the quarter ended March 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  CHRONIMED INC.
                                                   (REGISTRANT)



    May 1, 1998                            /s/  Maurice R. Taylor, II
------------------                    ------------------------------------
       Date                                     Maurice R. Taylor, II
                                             Chairman of the Board and
                                              Chief Executive Officer



   May 1, 1998                              /s/ Norman A. Cocke
------------------                    ------------------------------------
      Date                                      Norman A. Cocke
                              Senior Vice President, Chief Financial Officer and
                                                 Secretary