Form 10-K405
period 1998-07-03
CHRONIMED INC
filed 1998-09-30
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
       July 3, 1998                                               0-19952
-------------------------                                 ----------------------

                                 CHRONIMED INC.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

           Minnesota                                            41-1515691
------------------------------                              ------------------
(State or Other Jurisdiction of                              (I.R.S.Employer
Incorporation or Organization)                              Identification No.)


10900 Red Circle Drive, Minnetonka, Minnesota                     55343
---------------------------------------------               ------------------
   (Address of Principal Executive Offices)                     (Zip Code)

               Registrant's telephone number, including area code:
                                 (612) 979-3600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock of Chronimed Inc. held by non-affiliates as of close of business on September 4, 1998, was approximately $93 million based on the closing price of $8.375 per share reported on the NASDAQ Stock Market. The number of shares of Common Stock outstanding as of September 4, 1998 is 12,092,395.

      Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 18, 1998, to be filed with the Commission are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

         Chronimed Inc. ("Chronimed" or the "Company") is a leading integrated healthcare company specializing in diagnostic products, specialty pharmacy services, and disease management for people with chronic health conditions. The Company develops, manufactures, markets and distributes pharmaceuticals, medical diagnostic products and educational materials by mail and retail pharmacy, and also provides specialized disease management services to specific populations of patients with selected chronic conditions. By focusing on specific chronic conditions, the Company believes it is able to provide valuable services to: the patients affected by chronic conditions; the insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third-party Payors ("Payors") that pay a large portion of the related healthcare costs; the developers and manufacturers that produce the prescription drugs and other products needed to manage chronic conditions; and the institutions, foundations and healthcare providers working with these patients. Chronimed works directly with all of these constituents in a concerted effort to improve clinical and cost-of-care outcomes - and enhance the quality of life for the chronically ill.

         The patient populations for which the Company believes its services are most effective include patients who:

     * Require a high-cost regimen of maintenance prescription drugs or other medical products over the course of their lives (typically long-term and life-long therapies);

     *   Require treatment by healthcare specialists; and

     * Require a significant amount of self-management and ongoing education (where patient compliance is critical for improving clinical and financial outcomes).

The Company is currently serving four such populations in the main: patients with diabetes, patients with HIV/AIDS, patients who have had an organ transplant, and patients with complex diseases treated with injectable medications.

         To increase its efforts in addressing the needs of HIV/AIDS patients, in July 1996, Chronimed acquired StatScript Management Services, Inc., the operator of specialty HIV/AIDS pharmacies. To further expand its capabilities in the area of full-spectrum disease management programs, in June 1998, Chronimed acquired Clinical Partners, Inc., a medical case management company specializing in HIV/AIDS. By integrating these two wholly-owned subsidiaries, the Company can expand beyond product and services delivery, support its managed care customers with decision support tools and enhance patient care, lower costs, and facilitate case management services for a fee and risk-sharing arrangements. Chronimed intends to be the leading HIV/AIDS disease management company in the country. The Company is investigating programs for a variety of other chronic conditions and plans to apply its disease management business model to other selected chronic conditions in the future.

         Chronimed provides patients with a convenient, competitively-priced source of prescription drugs, medical products, and a variety of educational materials and counseling support to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her chronic condition, the lower the incidence of complications and the better the patient's quality of life. The Company believes that by educating patients and increasing patient compliance, as well as increasing provider support and intervention, clinical outcomes can be favorably improved, thus decreasing long-term financial costs of care.

         The Company obtains patients primarily through referrals from healthcare providers, direct patient contacts, and contracts with managed care organizations. As employers have attempted to control their escalating healthcare costs, Payors have increasingly adopted various specialized managed care techniques in order to limit the costs of healthcare. The specialty managed care industry was developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. In 1997, an estimated 85% of privately insured individuals in the United States were enrolled in some type of managed care program, up from 48% in 1992 (according to KPMG Peat Marwick). Chronimed seeks to adapt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, the increasing majority of patient referrals come from the Company's Payor programs.

         The Company has developed relationships with certain treatment centers, foundations and medical associations that specialize in the treatment or support of patients with chronic conditions. These relationships provide the Company with access to a large number of individuals with chronic conditions and to the healthcare providers treating these conditions.

         Chronimed believes that its system is well-suited for developers and manufacturers of pharmaceutical and medical products designed for small or hard-to-identify patient populations. Chronimed provides these companies with assistance in the design and rapid introduction of their products, a cost-effective means for distributing these products to specific patient populations, and a method for monitoring the use of these products.

         Chronimed continues to emphasize the development and licensing of proprietary diagnostic products suitable for distribution through its system. Pursuant to a variety of exclusive distribution agreements, the Company continues to market diagnostic products including blood glucose monitoring systems, lancets, and infusion sets. In February 1998, the Company launched the Select GT(TM) Blood Glucose Testing System, an in-home consumer-use version of its Supreme II(R) Blood Glucose Monitoring System used in long-term care facilities.

         In March 1998, Chronimed acquired DiaScreen Corporation, a leading dry reagent chemistry technology company, which broadened the Company's proprietary product offerings to include both blood and urine diagnostic testing. Chronimed subsequently received FDA clearance to market its proprietary DiaScreen(R) brand 10-parameter urine test strip that detects chronic health conditions such as kidney and liver disease, hepatitis, and diabetes. The 10-parameter urine test strip is the most widely used urine screening test in the world.

         In June 1998, Chronimed signed a development and distribution agreement with Cell Robotics, an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. Chronimed has exclusive worldwide rights to the FDA-approved Lasette(TM) laser technology products, which represent a new and improved technology for collecting capillary blood from fingertips.


MARKET AND GROWTH STRATEGY

         Chronimed's strategy is to continue expanding its diagnostic product offerings, extensive pharmacy distribution operations, and apply its comprehensive chronic disease management model to other chronic conditions. The Company is building a franchise of successful activities that can either stand alone or operate as an integrated, disease-specific program. Chronimed believes it has all of the components necessary to help its healthcare partners manage costs and improve care. Going forward, the Company intends to keep pace with the evolving trends in healthcare and respond with enhanced offerings, capabilities, and solutions. Chronimed believes it is becoming more technologically and clinically driven, as well as less commodity-like and more proprietary-like for both products and services. The Company intends to control its destiny by being less subject to outside suppliers and more decidedly competent in the technologies and processes it embraces.

         The Company plans to further increase its distribution of prescription drugs and proprietary diagnostic medical products by increasing the number of patients served through its programs; increasing sales of proprietary and licensed products to new patients and institutions by expanding sales of existing products and developing or licensing new products; increasing special distribution programs with manufacturers; and expanding its services to meet the special needs of persons with other chronic conditions. Chronimed anticipates that it will increasingly add to the range and depth of services to managed care Payors in order to meet their demand for improved patient outcomes, as defined by certain clinical indicators, cost of care, and patient-reported satisfaction.

         Chronimed serves primarily four patient populations: patients with diabetes, patients with HIV/AIDS, patients who have had an organ transplant, and patients with complex conditions treated with injectable medications.

         DIABETES. Chronimed has long served the needs of patients with diabetes, a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate or complete lack of insulin production by the pancreas. Many complications can arise from the damage that diabetes inflicts upon the body's vascular and neural systems, including reduced vision or blindness, stroke, heart disease, kidney failure, impotence and loss of circulation in the limbs, possibly leading to amputation. In 1993, the National Institutes of Health announced the results of a major multi-year research study, the Diabetes Control and Complications Trial, which demonstrated that more frequent monitoring of blood glucose levels and more frequent insulin injections, along with a regimen of diet and exercise could reduce complications of diabetes, such as blindness, loss of nerve sensation and amputation, by as much as 60%. An estimated 16 million Americans have diabetes, yet only about 5 million have been diagnosed according to the latest diagnostic guidelines published by the American Diabetes Association. Of persons diagnosed with diabetes, approximately 80-90 percent are Type II and the remainder Type I. The greatest need for diabetes products supplied by the Company is for Type I diabetes in which the pancreas produces little or no insulin. A person with Type I diabetes requires daily insulin injections for survival. The Company believes that a person with Type I diabetes spends an average of about $1,000 a year on required supplies. Type II patients often do not require insulin but do use some of the same diabetes testing products and, like Type I patients, require ongoing education, self-care and clinical monitoring to maintain glucose control. Both Type I and Type II diabetics need the appropriate products to monitor their glucose levels on a daily basis. Chronimed serves diabetics with blood glucose control systems and supplies through a number of distribution channels.

         HIV/AIDS. Chronimed began to serve patients with HIV/AIDS through its mail-order pharmacy in 1994. The Company increased its commitment to HIV/AIDS patients with the July 1996 acquisition of the StatScript specialty pharmacies. With the June 1998 acquisition of Clinical Partners, Chronimed launched its first integrated disease management program with a focus on HIV/AIDS. Patients with AIDS, or acquired immune deficiency syndrome, have a suppressed immune mechanism and a high mortality rate. The cause of the suppression of the immune mechanism is HIV, or human immunodeficiency virus. HIV results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, patients are unable to fight and overcome the onset of routine infections. These patients face many long-term physical, financial and psychological challenges due to the often debilitating nature of the disease. The Company's programs for these patients are intended to assist them in gaining maximum control over their disease in an effort to lower the incidence of complications and improve their quality of life. It is estimated that approximately one million individuals are HIV-positive in the United States. In 1998, 350,000 people are receiving treatment; 500,000 are candidates for treatment. Total healthcare expenditures for HIV in the U.S.

will be approximately $5 billion in 1998. The total HIV medication market in the U.S. has doubled in the last two years to about $3 billion or 4.3% of all U.S. drug expenditures. Compared to prior years, these trends reflect a reallocation of HIV/AIDS spending away from inpatient hospital, subacute and hospice services to pharmaceutical therapies. This shift occurred after the introduction of the new class of protease inhibitor therapies and reflects the growing clinical acceptance of combination therapy (vs. AZT monotherapy) as the preferred method of fighting HIV infection. Over the next five years, the number of patients seeking early intervention oral medication therapy is expected to increase to 55-70% of all HIV insured individuals, with the possibility of 700,000 patients in treatment in the year 2002. HIV/AIDS patients typically require more than $10,000 per year of prescription drugs, yet overall costs of treating HIV/AIDS have declined due to reductions in opportunistic infections and other high-cost sequelae. It is estimated that, in a population of HIV/AIDS patients, every $1 of increase in medication therapy cost is offset by $2 - $3 in savings on total healthcare costs. Chronimed's strategy for taking advantage of this environment has been to grow its StatScript pharmacy outlets and expand its Clinical Partners operations. The original chain of nine StatScript pharmacies acquired by the Company in July 1996 has expanded to 22 store locations in fiscal 1998, with plans to open additional stores through fiscal 2000. The Company's Clinical Partners operation currently has four Health Resource Centers, with plans to expand operations in the future.

         ORGAN TRANSPLANT. Since 1990, the Company has served patients who have had solid organ and bone marrow transplants. According to national transplantation data, there were approximately 173,000 solid organ transplants from 1988 through 1997, of which approximately 20,000 were performed in 1997. There are approximately 270 transplant centers in the United States. Transplant patients typically require about $10,000 of prescription drugs during the first year following transplantation and about $8,000 of such drugs per year thereafter. The total spend on immunosuppressant drugs in 1996 was estimated at approximately $212 million (United Network for Organ Sharing, Transplant Awareness Inc.). Chronimed serves its organ transplant patients primarily through a centralized mail order pharmacy and also through local pharmacies co-located with StatScript sites.

         INJECTABLE MEDICATIONS. In late 1994, the Company began serving the patients with chronic conditions treated with injectable medications through a pilot program with Prudential Pharmacy Management. Subsequent to the fiscal 1995 year end, Prudential permitted the Company to offer the injectables program to its entire HMO network. The Company has also begun servicing patients under similar contracts with other Payors, large and small. Many conditions may be treated with injectable medications, including growth hormone deficiency, hemophilia, cancer, hepatitis B and C, infertility and multiple sclerosis. The Company's program for these patients cuts costs through reduced product acquisition costs, efficient delivery systems and streamlined claims and billing services. These cost savings can be passed on to Payors, making the Company's program attractive to managed care groups. Chronimed estimates the annual cost of injectable medications alone is $7-10 billion in the U.S. With approximately 350 biotech drugs in development (tripling since 1989), the number of new biotech drugs is expected to increase 20% by the year 2000 (PhRMA,

1998). Chronimed serves its injectables patients with drugs sourced from its centralized mail order pharmacy.

         The Company is currently considering expanded disease management programs for patients who it is currently serving, in addition to HIV/AIDS patients. The Company has not yet incurred significant costs in pursuit of these expanded programs.

PROPRIETARY DIAGNOSTIC PRODUCTS

         Proprietary diagnostic products represent a vital component of the Company's strategy. In order to better control the prices it pays for products and to improve its gross margins on product sales, the Company continues to emphasize the licensing and development of proprietary products suitable for distribution through its specialized marketing and distribution system. Chronimed's proprietary products consist of medical diagnostic products that the Company has either developed and manufactures, owns outright, or controls through exclusive license or distribution agreements. Designed for either institutional (long-term care facilities, hospitals, and clinical settings) or consumer (in-home healthcare) use, these products are sold to a variety of customers, including distributors, institutions, independent agents, HMOs, durable medical equipment suppliers, and secondary retail chain outlets. Alternatively, they can be channeled into Chronimed's other business segments.

          Chronimed develops, manufactures and distributes a broad range of diabetes products, such as blood glucose monitors, test strips, infusion sets, lancing devices, infusion devices and accessories, including the Supreme II(R) blood glucose monitor and Supreme reagent strips. The arrangements pursuant to which these products are distributed generally require minimum annual purchases or payments to maintain the exclusive distribution rights within specified territories. Exclusive distribution territories for each of the Company's current agreements include North America and other markets and are for terms ranging from the life of the applicable patents to two years. Approximately 12% of the Company's total revenues in the fiscal year ended July 3, 1998, and 11% in each of the fiscal years ended June 27, 1997 and June 28, 1996, respectively, were derived from sales of the Supreme technology.

          The Company believes that the Supreme II blood glucose monitor is well-suited for use in healthcare facilities, particularly long-term care facilities, where the same monitor is used to test the blood glucose levels of more than one patient. The Company has the rights to market and manufacture the Supreme test strips in defined territories; the Company's production met all of its sales requirements in fiscal 1998.

         In March 1998, Chronimed introduced the Select GT(TM) Blood Glucose Testing System, a new blood glucose monitor and accessories for in-home use by individuals with diabetes. The value-priced Select GT will be sold through several retail distribution channels, including medical products and mail-order distributors, as well as wholesalers, retailers, and other private-labelers. The Company's goal is to produce easy-to-use diabetes products that provide fast and accurate glucose test results. The new Select GT System expands Chronimed's market opportunity into the consumer sector.

          The Company anticipates the introduction of the Assure(TM) Blood Glucose Monitoring System, a new diabetes testing product utilizing electrochemical biosensor technology, as well as other new proprietary diagnostic products in fiscal 1999. Such products will be distributed to new and existing markets.

         ACQUISITION OF DIASCREEN CORPORATION. In March 1998, Chronimed acquired DiaScreen Corporation, a Minneapolis-based developer and manufacturer of blood and urine diagnostic products (human and veterinary) used in institutional and in-home testing markets worldwide. DiaScreen is a leading contract developer of dry reagent chemistry technologies and has completed the development of a family of proprietary diagnostic products, some of which are FDA approved, and others are ready for FDA submission. This acquisition added to Chronimed's diagnostic product portfolio a number of blood and urine chemistry tests and another proprietary glucose testing system for use in diagnosing and monitoring diabetes. With DiaScreen's state-of-the-art manufacturing and laboratory facility, Chronimed has enhanced capabilities to develop, produce, and distribute a number of diagnostic products for diabetes and other chronic conditions as well. Currently, the U.S. blood glucose and urine diagnostics market is estimated to be more than $2 billion.

         In June 1998, Chronimed received FDA clearance to market the proprietary DiaScreen(R) brand 10-parameter urine test strip, which screens for a variety of chronic health conditions. The urine chemistry test strip changes color as it screens for leukocytes, glucose, ketone, blood, nitrite, bilirubin, urobilinogen, protein and levels of pH and specific gravity - providing evidence of chronic health conditions such as kidney and liver disease, hepatitis, and diabetes, among others.

         Chronimed participates in the global dry reagent urine chemistry screening market, estimated to be $250 million per year. The 10-parameter urine test strip is a widely used urine screening test, and generates a major portion of urine diagnostic revenues worldwide. Chronimed expects to launch its product in the fall of calendar 1998 through its existing worldwide distribution channels and enter the international urine diagnostic market.

         DISTRIBUTION AGREEMENT WITH CELL ROBOTICS. In June 1998, Chronimed announced its intent to partner with Cell Robotics International, Inc., an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. The Company's development and distribution agreement with Cell Robotics grants Chronimed exclusive worldwide rights to market and sell the Lasette(TM) laser finger perforator system and all future generation products developed using Lasette(TM) laser technologies, as well as worldwide manufacturing rights of the disposable components. The patent-protected Lasette is a new device designed for virtually pain-free blood glucose testing for use by healthcare professionals and consumers. Lasette offers a significant change from the pain of blood sampling with steel lancets or needles since the invention of the blood glucose meter 20 years ago.

         Terms of the development and distribution agreement include Chronimed's staged purchase of Cell Robotics stock to facilitate the development of the consumer home use model of the Lasette, as well as minimum purchases of product when production meets certain criteria. The current institutional Lasette model for use in clinical settings, as well as the planned second-generation, smaller consumer model for in-home use, will be sold through Chronimed's existing national and international sales force.

         PUBLISHING. Chronimed Publishing, a division of the Company, publishes or distributes more than 80 books and educational pamphlets for patients, families and caregivers of patients with chronic illnesses. It emphasizes healthcare themes including nutrition, stress management and the physical, psychological and sociological needs of patients with chronic conditions. These educational materials assist chronically-ill individuals to care for themselves, provide the Company with favorable recognition from and access to healthcare providers, and assist the Company in the development of patient databases. Chronimed believes it is one of the largest publishers of diabetes-related materials and nutrition information in the United States. Among others, the Company publishes for the American Dietetic Association, the Juvenile Diabetes Foundation, the National Coalition for Cancer Survivorship, Joslin Diabetes Center, and distributes for the International Diabetes Center. Although this has been a profitable business unit for Chronimed, the Company intends to sell Chronimed Publishing in fiscal 1999, as it no longer fits well in the Company's strategic plan for future growth. However, the Company retains its rights to sell patient education materials with its product and service offerings.

SPECIALTY PHARMACY SERVICES

         Chronimed provides drug and medical product delivery services for a wide variety of high-cost chronic conditions including diabetes, HIV/AIDS, solid organ transplants, multiple sclerosis, hemophilia, growth hormone deficiency, hepatitis B and C, infertility, and cancer. These patients are often underserved by traditional drug distribution systems.

         Chronimed has Payor relationships and agreements with HMOs, major health insurers, government agencies, and other managed health plans covering a significant population. As part of these contracts, the Company offers customized programs designed to maximize care and control costs for specific chronic diseases that require high-cost medications and have low-utilization rates. The Company's value-added services include reliable information from highly trained registered pharmacists and internally certified patient specialists; easy enrollment; patient confidentiality; complete insurance billing; compliance monitoring; educational materials; refill reminder program; 24-hour pharmacist availability; drug utilization and cost-savings reports for payors; and timely shipments to patients' homes, workplaces, physicians' offices, or treatment facilities.

         Chronimed provides timely distribution of critical medications directly to patients nationwide, while ensuring competitive prices to Payors. These drug therapies are quite expensive ($3,000 - $150,000 per patient per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen - all reasons why these medications are not routinely stocked in retail pharmacies. The Company also coordinates its services with Payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, the Company will work with its healthcare partners to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes. Because of these services, Chronimed can serve large volumes of patients and produce quality outcomes at lower cost.

CENTRALIZED PHARMACY DISTRIBUTION

          The Company stocks approximately 2700 brand name and generic prescription drugs and other medical products. Diabetes-related products include durable equipment such as blood glucose monitors, and consumables such as insulin, syringes, reagent strips, infusion sets, and lancets.

         The Company distributes prescription drugs and diagnostic medical products through its centralized pharmacy mail-order system to the patients it serves. The Company believes that it can distribute these products with considerably higher levels of service at a competitive cost (in comparison to local and national retail pharmacies). This is accomplished through economies of scale due to our high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists and reducing misuse or abuse of prescription drugs. Patients benefit greatly from the convenience of having products delivered directly to their homes and, in many cases, from lower initial out-of-pocket costs for such items. Orders are generally received by telephone and are shipped by Federal Express or UPS to insure prompt delivery. The Company maintains toll-free telephone numbers that can be used to place orders.

         The majority of the Company's centralized pharmacy services revenue is from injectable drugs and from immunosuppressive drug sales to patients who have had a solid organ or bone marrow transplant. These patients may have standard indemnity coverage, Medicare or Medicaid from most states or pharmacy benefits defined by their managed care health plans.

         HOME SERVICE MEDICAL. The Company also derives significant pharmacy mail-order services revenues from its Home Service Medical subsidiary, a direct marketing business offering a full line of medical supplies and prescription drugs direct to consumers, particularly with diabetics. Home Service Medical services more than 12,000 diabetic and other patients with chronic conditions in the United States. These patients generally have either standard indemnity or Blue Cross/Blue Shield coverage, which enables the Company to accept assignment of benefits. The Company currently accepts assignment of benefits from patients covered by over 4,000 Payors. Prior to shipping an order, the Company verifies insurance eligibility and collects the patient's co-payment.

LOCALIZED COMMUNITY PHARMACIES

         STATSCRIPT PHARMACY. In July 1996, Chronimed acquired the assets of StatScript Management Services, Inc., and its associated nine specialty pharmacies. This acquisition gave Chronimed a significant presence in the HIV/AIDS pharmacy marketplace from which to grow revenues and profits. The StatScript Pharmacy chain is the market leader in providing local, specialty pharmacy services and prescription drugs to people with HIV/AIDS. Chronimed's revenue growth in this business comes from the continued rollout of the combination drug therapies of protease inhibitors, nucleoside analogs, and non-nucleoside reverse transcriptase inhibitors; well-placed new pharmacy openings; and increased patient intake at existing sites. The Company opened six new sites in fiscal 1998, for a total of 22 locations in 20 cities. StatScript pharmacies are located within patient communities and are committed to the HIV/AIDS patient through community resources, patient education, clinical team communication, and complete patient tracking. It is the largest network of HIV/AIDS community-based specialty pharmacies in the country, with plans for continued growth nationwide.

          In addition to HIV/AIDS medications, in fiscal 1998 the Company began the distribution of organ transplant drugs through its localized StatScript Pharmacies in order to better meet the needs of its patients. Sometimes transplant medications require same-day delivery; therefore, distribution through the local StatScript pharmacy offers the logical solution for rapid and timely delivery.

         StatScript Pharmacy is headquartered in Kansas City, Missouri, and currently has pharmacies in Atlanta, Austin, Chicago, Clearwater, Coral Gables, Dallas, Fort Lauderdale, Houston, Indianapolis, Kansas City, Miami Beach, Philadelphia, Phoenix, Salt Lake City, San Francisco, Seattle, St. Louis, Tampa, Washington, D.C., and West Palm Beach. In late fiscal 1998, the Company began to integrate the StatScript pharmacy operations with its Clinical Partners subsidiary to offer full spectrum disease management services.

DISEASE MANAGEMENT

         With the June 1998 acquisition of Clinical Partners Inc., Chronimed launched its first integrated disease management program with a focus on patients with HIV/AIDS. The goal of disease management is to improve the quality of patient care, improving clinical outcomes and thus reducing overall financial costs. The Company believes that with appropriate diagnosis, drug therapy, monitoring, case management, and aggressive intervention, costly complications can be delayed or avoided, the severity of chronic diseases can be reduced, and total costs decreased. Healthcare Payors, especially managed care organizations, strive for these results and value partners who can deliver this. For managing patients with high-risk, high-cost chronic conditions, Chronimed has already attained certain levels of expertise and competency in the disease states of diabetes, HIV/AIDS, and organ transplants.

         Clinical Partners, now a wholly owned subsidiary of Chronimed, is a specialty HIV/AIDS medical case management company that contracts with managed care organizations to provide disease-specific patient care through a proven, comprehensive system of data analysis, case management, and clinical protocol deployment. Clinical Partners also provides critical and extensive data analysis and clinical outcomes studies to payors, providers, and a number of large pharmaceutical companies. It has Health Resource Centers in San Francisco, Los Angeles (West Hollywood), Dallas, and Houston, with plans to expand across the country. Clinical Partners' clinical protocols and guidelines were developed by acknowledged clinicians in the field of HIV/AIDS.

         The Company will integrate its StatScript Pharmacy operations with Clinical Partners to offer full-spectrum HIV/AIDS disease management services. With StatScript and Clinical Partners working together, Chronimed will expand beyond product and services delivery, enabling the Company to support its managed care customers and providers of care with decision tools that enhance patient care, lower costs, and facilitate case management services. The Company plans to apply its chronic disease management business model to other selected chronic conditions in the future.

MANUFACTURER DISTRIBUTION SERVICES

          The Company offers specialized distribution programs for developers and manufacturers of prescription drugs and medical products for small or hard to identify patient populations. In 1994, Chronimed spun off Orphan Medical, Inc., then a division responsible for pharmaceutical development. The Company is Orphan Medical's exclusive direct-to-patient distributor for Cystadane(TM), indicated for patients with Homocystinuria. The Company has since signed agreements with other manufacturers such as Centeon (Stimate (TM)), MGI Pharma (Salagen (TM)), and the American Red Cross (AHF-M, a factor product for Hemophilia) to administer valuable patient assistance programs and distribute their products. The Company serves as the exclusive U.S. distributor of Cystagon, a drug manufactured by Mylan Pharmaceuticals, Inc. Cystagon is indicated for Nephropathic Cystinosis, a rare genetic disorder. The Company believes these programs are evidence of how the systems and relationships it has developed in serving specific patient populations can be leveraged into new business opportunities.

PAYOR PROGRAMS

         Healthcare costs have increased significantly in the United States in recent years. According to the Health Care Financing Administration, national health expenditures are expected to reach $1.25 trillion in 1998 (14.3% of GDP), up from $949 billion in 1994 (13.7% of GDP). Employers bear a significant share of this cost through payments for employee benefit plans. Public and private employers have been driving the increased use of managed care in employee benefit plans which has resulted in a slowing of the rate of increase in health benefits costs in recent years. Between 1989 and 1996, for example, health insurance costs for employees with family coverage enrolled in HMOs increased by 58%, compared to an increase of 68% for families in conventional insurance plans (General Accounting Office Report to U.S. Senate, 1997). Such data illustrate the potential of managed care programs to help control benefits costs. Chronimed has built payor programs into its Specialty Pharmacy Services and Disease Management business areas.

         Chronimed offers Payors the following services through its Payor programs:

     * Cost savings through distribution of specialty prescription drugs and other products at a cost competitive with local and national retail and hospital pharmacies.

     * Review and monitoring of compliance with prescribed drug regimens. By monitoring patient order patterns and drug use, the Company can assist Payors and healthcare providers in early identification of patients whose treatment outcomes may be improved by more support or assistance in managing their chronic condition.

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

     * In the case of HIV/AIDS, integration of StatScript Pharmacy and Clinical Partners to influence activities of physicians, pharmacists, hospitals, and laboratories to effect favorable outcome for patients.

SALES AND MARKETING ACTIVITIES

          Historically, the Company has obtained patients primarily through referrals from healthcare providers and direct patient contacts. It continues to do so. However, as a result of Payors' increasing reliance upon managed care techniques to control their escalating healthcare costs, the Company's patient referrals are increasingly coming through its Payor contracts. As a result of this change, the Company has increased its marketing activities directed at Payors and at companies that provide managed care services to Payors. Chronimed believes that the establishment of working relationships with payors, healthcare providers, treatment centers, foundations and associations is an important element of its overall sales and marketing strategy.

         Sales activities are generally carried out through direct sales calls on Payors, case managers, healthcare providers and treatment centers; direct-to-consumer marketing with fulfillment by mail; via the Company's retail stores; and direct sales to distributors. The Company has approximately 35 sales representatives who sell certain of the Company's diagnostic products to the retail market, to healthcare institutions (primarily long-term care facilities) and to international customers; approximately 10 sales representatives who promote the use of the Company's prescription products, and disease management programs to Payors and the approximately 270 largest transplant centers in the United States; and numerous independent sales representatives who promote the Company's publications to the retail book trade. The Company's current business plan includes adding sales representatives to the Company's diagnostic products business and managed care Payor sales effort.

          The Company is actively pursuing relationships with international distributors for diabetes product sales. All international sales transactions are in United States dollars to mitigate foreign currency risk.

SUPPLIERS

          The Company purchases prescription drugs and medical products directly from manufacturers and from wholesalers. The availability and prices of products distributed by the Company are subject to market conditions. When available, the Company takes advantage of special discounts offered by suppliers. The Company stocks approximately 2700 brand name and generic prescription drugs and medical products. When the Company receives a prescription for a drug, which it does not have in inventory, it generally can obtain the required item from a wholesaler by the next business day.

          The Company currently purchases Sandimmune(R) and Neoral(R), the primary immunosuppressive drugs used in the United States, from Novartis, the manufacturer of Sandimmune(R) and Neoral(R), through the Company's usual wholesaler. Sandimmune(R) and Neoral(R) are generally available from several wholesale drug suppliers. Approximately 10%, 13% and 19% of the Company's total revenues in the fiscal years ended July 3, 1998, June 27, 1997 and June 28, 1996, respectively, were derived from sales of Sandimmune(R) and Neoral(R). If the Company were unable to purchase Sandimmune(R) and Neoral(R), given that no substitution is currently available, its revenues and profitability would be materially and adversely affected.

          The Company believes that a significant portion of its anticipated future growth will be in connection with the expansion of its HIV/AIDS disease management business, its Payor programs, increases in special distribution programs for manufacturers of prescription drugs and other medical products, and increased sales of existing or new proprietary and licensed medical products. Growth in the specialty distribution programs and proprietary and licensed product areas and, to a lesser extent, in the Payor programs and HIV/AIDS areas, will be dependent on Chronimed's ability to develop and maintain arrangements for the distribution of specific products which may be available from only one or a limited number of manufacturers. As a result, the Company's business in the future may be dependent upon its ongoing arrangements with the manufacturers of various products and their ability to satisfy the Company's requirements and pricing and product criteria.

          PRODUCTION DEPENDENCIES. Since July 1995, the Company has manufactured the Supreme reagent strip in-house. Manufacturing of the Company's new Select GT and DiaScreen products are also controlled in-house. Certain materials used in these respective manufacturing processes are only available from one or a limited number of vendors. The Company's ability to manufacture the above named products will be dependent on its ability to maintain adequate supplies of materials from its vendors.

          In June 1998 Chronimed signed an exclusive development and distribution agreement with Cell Robotics International, Inc., a manufacturer of scientific and medical laser devices. The agreement with Cell Robotics grants Chronimed exclusive worldwide rights to market and sell the Lasette(TM) laser finger perforator system and all future generation products developed using Lasette(TM) laser technologies, as well as worldwide manufacturing rights of the disposable components. The Company's ability to market the existing institutional model and the proposed consumer home use model of the Lasette is dependent on Cell Robotics' development and manufacturing capabilities. Chronimed has agreed to minimum purchases of product when Cell Robotics' production meets certain criteria.

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

          In fiscal 1998, Chronimed implemented a new customized, state-of-the-art pharmacy management information system in several business units, which allows for daily electronic distribution of financial reports and key performance measures directly to each manager's desktop.

COMPETITION

          The distribution of prescription drugs, medical products and health related publications are highly competitive businesses. The Company's principal competitors consist of specialty mail-order pharmacies, home infusion companies, local and national retail, hospital and mail service pharmacies, certain vendors of disease state management services, manufacturers and distributors of diabetes products, and a variety of publishers. HMOs are increasingly undertaking their own in-house disease state management programs. Many of these companies have substantially greater resources than the Company. Moreover, the healthcare industry generally and the provider segment in particular, has experienced and is expected to continue to experience consolidation. This trend could produce additional competitors having larger and substantially greater resources than the Company. Competitive pressure could cause the Company to lose market share or experience significant price erosion, which would have a material adverse effect upon the Company's revenues and profitability. The Company competes on the basis of service, convenience, product availability, price, and outcomes impact. Although there are significant competitors in each of the Company's lines of business, the Company believes that it currently has no single competitor offering the same or a similar combination of prescription drugs, medical and diagnostic products, educational materials, pharmacy services and disease management programs to specific populations of patients with chronic conditions.

LIABILITY INSURANCE

          Providing healthcare services and products entails an inherent risk of liability. In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, including professional and product liability, in an amount deemed adequate by management. The Company is further insured for product liability under various policies of drug manufacturers. There can be no assurance, however, that claims in excess of the Company's insurance coverage will not arise. In addition, the Company's insurance policies must be renewed annually. Although the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that it will be able to do so in the future on acceptable terms or at all.

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

          In general, the Company's pharmacy operations are regulated by the statutes and regulations of Minnesota, where it is licensed as a retail pharmacy and wholesale distributor of pharmaceuticals, as well as of Arizona, California, the District of Columbia, Florida, Georgia, Illinois, Indiana, Missouri, Pennsylvania, Texas, Utah, and Washington state, where it is licensed as a retail pharmacy. The licensure application process is underway in several other states where the Company intends to open StatScript retail pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to patients in other states in which the Company does not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to patients in such states. The Company believes that it is in substantial compliance with such laws in substantially all relevant jurisdictions.

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

          In addition to state regulations of pharmacies and pharmacists, federal statutes and regulations establish standards for the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. To the extent the Company uses the federal postal service, Federal Trade Commission and United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within 30 days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with the above requirements. Substantially all of the Company's products are shipped by commercial delivery services, with the exception of the StatScript pharmacies.

          As a healthcare company, Chronimed is subject to various federal laws that regulate the relationship between providers of healthcare services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for inducement of referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. In addition, numerous states have laws or legislation pending prohibiting financial arrangements among healthcare providers. Violations of these laws include civil and criminal penalties, as well as the suspension or termination of a provider's ability to continue to provide services in the state.

          The federal prohibitions on inducements for referrals are so broadly drafted that they may create liability in connection with a wide variety of business transactions that have been traditional or commonplace in the healthcare industry. Courts, the Department of Health and Human Services ("HHS"), and officials of the Office of Inspector General have construed broadly the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements and, in so doing, have created uncertainty as to the legality of numerous types of business and financial relationships between healthcare providers and practitioners. "Safe harbor" regulations define a narrow scope of practices that will be exempted from prosecution or other enforcement action under the illegal remuneration provisions of the fraud and abuse provisions of the Social Security Act. Because of the narrow scope of the safe harbor exemptions, these regulations do not eliminate this uncertainty. These regulations may be followed by more aggressive enforcement of these provisions with respect to relationships that do not fit within the specified safe harbor rules. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have rarely been interpreted by courts or regulatory agencies.

          Because of the potentially broad proscriptions contained in federal and state laws, there can be no assurance that all of the Company's business practices would be construed to comply with these laws in all respects. However, in the situations where the Company purchases or provides services and products or otherwise contracts with healthcare providers who may be in a position to refer patients to the Company, the Company believes it has exercised care in an effort to structure such arrangements to comply with existing federal and state laws.

          The Company's expansion of its proprietary and licensed product activities subjects it to additional regulation by numerous governmental authorities in the United States and other countries. The Federal Food, Drug and Cosmetic Act ("FDC Act") governs the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of most of the Company's proprietary and licensed products. Other federal regulations, such as the Occupational Safety and Health Act, also affect the Company. Many states have comparable laws. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

          Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. A variety of new approaches have been proposed, including mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and the creation of large purchasing groups. In addition, some of the states in which the Company operates have adopted or are considering various healthcare reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company.

SEGMENT INFORMATION

          The Company operates in one major business segment -- healthcare services. A description of the Company's business areas and related revenues can be found in the Company's 1998 Annual Report to Shareholders.

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

EMPLOYEES

          As of August 31, 1998, the Company employed approximately 330 full-time employees. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are excellent.


ITEM 2.  PROPERTIES

         The Company believes that its properties provide a suitable work environment for its employees and the necessary productive capacity to manufacture and distribute its products and services. The Company currently leases all of it properties. These properties are described below:

                                                         SIZE
FUNCTIONS                        LOCATIONS               (square feet)     LEASE TERMS
Corporate office, including      Minnetonka, MN          62,000            Through March 31, 2005
customer service and
distribution

StatScript business office       Kansas City, MO         4,000             Through October 31, 1999

Clinical Partners business       San Francisco, CA       5,300             Through July 31, 1999
office

Manufacturing and product        Eden Prairie, MN        18,000            Through August 31, 2002
distribution                     Edina, MN               16,500            Through June 30, 1999

Specialty pharmacies and         Arizona, California,    Various up to     Expire over periods extending to
clinics                          Colorado, Florida,      3,900             December, 2002.
                                 Georgia, Illinois,
                                 Indiana, Minnesota,
                                 Missouri,
                                 Pennsylvania, Texas,
                                 Utah, Washington,
                                 Washington, D.C.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers of the Company and their ages as of August 31, 1998, are as follows:

         Name                     Age           Position
---------------------             ---     ---------------------

Maurice R. Taylor, II             52      Chairman of the Board of Directors
                                          and Chief Executive Officer

Henry F. Blissenbach, Pharm D     56      President and Chief Operating Officer

Norman A. Cocke                   53      Senior Vice President, Chief Financial
                                          Officer, and Secretary

Steven A. Crees                   44      Senior Vice President

Patrick L. Taffe                  46      Vice President

Perry L. Anderson                 38      Vice President


         Mr. Taylor, a cofounder of the Company, has served since 1985 as Chief Executive Officer and a director of the Company and since June 1994 as Chairman of the Board of Directors. He served as President from 1985 through April 1997, upon the hiring of Dr. Blissenbach. From 1977 to 1984, Mr. Taylor was Executive Vice President and Chief Operating Officer of Summit Gear, Inc., a manufacturer of precision instruments for the aerospace industry. Before his employment with Summit Gear, Inc., Mr. Taylor held various management positions in companies whose principal activities were manufacturing, distribution and international trade.

         Dr. Blissenbach has served as President and Chief Operating Officer of the Company since May 1997. He has been a director since 1995. From 1992 to 1997, Dr. Blissenbach served as President of Diversified Pharmaceutical Services, Inc. (DPS), a subsidiary of United HealthCare until May 1994, then a subsidiary of SmithKline Beecham Corporation.

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

         Mr. Taffe joined the Company in July 1996 as Vice President of Information Systems. From 1992 to 1996, he was Vice President, Information Systems and Operations with MedPower Information Systems, Inc., a business that consults with companies implementing health care information systems and processes. Previous employment included senior MIS positions with Carlson Travel Group, Damark, and CVN Companies.

         Mr. Anderson joined the Company as the divisional Vice President of StatScript Pharmacy upon its acquisition in July 1996. Effective July 1, 1997, he was appointed as an officer and Vice President. From 1992 to 1997, Mr. Anderson was the Vice President, Operations, of StatScript Pharmacy. Previous employment included several years of sales and management experience in the pharmaceutical industry.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The information in the section titled "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 30 of the Chronimed Inc. 1998 Annual Report to Shareholders is incorporated herein by reference. On August 14, 1996, the Company issued 25,349 shares in consideration for a payment of a portion of the purchase of British American Medical, Inc., a medical products distributor acquired by the Company in August 1995. On August 14, 1997, the Company issued an additional 42,553 shares for the same purpose. These securities were issued pursuant to Section 4 (2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The information in the section titled "Selected Financial Data" on page 12 of the Chronimed Inc. 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Chronimed Inc. 1998 Annual Report to Shareholders is incorporated herein by reference.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         See Item 4A of Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3), reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) For Financial Statements and Financial Statement Schedules filed as a part of this Report, reference is made to "Index to Financial Statements and Financial Statement Schedules" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index on page 31 of this Annual Report on Form 10-K.

         (b) The registrant filed a Current Report on Form 8-K on July 9, 1998.

         (c) See Exhibit Index on pages 26 and 27 of this Annual Report on Form 10-K.

         (d) See page F-1 of this Report for Financial Statements and Financial Statement Schedules.

                                      * * *

         Portions of the 1998 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the Commission.

EXHIBIT INDEX
-------------
EXHIBIT               (FORM 10-K -- ITEM 14 (a) 3. AND ITEM 14 (c))
NUMBER
------

 3.1     Articles of Incorporation of the Company, as amended.(6)

 3.2     Bylaws of the Company, as amended.(7)

 4.1     Specimen form of the Company's Common Stock certificate.(1)

 4.2 Shareholder Rights Agreement between the Company and Norwest Bank Minnesota, National Association dated December 18, 1996.(8)

10.1     Diabetes Center, Inc. Stock Option Plan.(1)/(2)

10.2     Diabetes Center, Inc. Stock Option Plan of 1986.(1)/(2)

10.3     Form of Incentive Stock Option Agreement.(1)/(2)

10.4     Form of Nonstatutory Stock Option Agreement.(1)/(2)

10.5 Employment Agreement effective July 1, 1996, between the Company and Maurice R. Taylor, II.(2)

10.6     (Reserved)

10.7     (Reserved)

10.8     (Reserved)

10.9     (Reserved)

10.10 Agreement to Provide Diabetes Services and Products dated December 7, 1990, between the Company and Group Health, Inc.(1)

10.11    (Reserved)

10.12    (Reserved)

10.13    (Reserved)

10.14    (Reserved)

10.15 Revolving Line of Credit Agreement amended February 8, 1996, between the Company and National City Bank of Minneapolis.

10.16 Employment Contract effective April 27, 1997 between the Company and Henry F. Blissenbach.(8)

10.17    (Reserved)

10.18    (Reserved)

10.19    (Reserved)

10.20    Lease dated July 27, 1994, between the Company and Jorandcor,
         Inc.(4)

10.21    (Reserved)

10.22    Chronimed Inc. 1994 Stock Option Plan.(3)

10.23    Chronimed Inc. 1994 Stock Option Plan for Directors.(3)

10.24    Pharmacy Participation Agreement with Aetna Health Management, Inc.(5)

10.25 Agreement and Plan of Reorganization - British American Medical, effective as of August 1, 1995.(5)

10.26    Acquisition Agreement - StatScript, effective as of July 1, 1996.(4)

10.27    Chronimed Inc. 1997 Stock Option Plan.

10.28    Facility Lease Agreement with Red Circle L.L.P. dated November 1996.(8)

10.28a Facility Lease Agreement with Red Circle L.L.P. - amendments in April 1997, December 1997, and July 1998.

10.29 Loan Guarantee Agreement between the Company and Maurice R. Taylor, II, dated April 9, 1997.(8)

10.29a   Amendment to Loan Guarantee Agreement between the Company and Maurice
         R. Taylor, II, dated August 26, 1998.

10.30 Sale of Distribution Rights Agreement between the Company and Orphan Medical, Inc. dated June 27, 1997.(8)

10.31    Chronimed Inc. 1999 Stock Option Plan.

10.32    Acquisition Agreement - Dia-Screen Corporation, effective March 15,
         1998.

10.33    Acquisition Agreement - Clinical Partners, Inc., effective June 23,
         1998.

11.1     Computation of Earnings Per Share.

13.1 1998 Annual Report to Shareholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

21.1     List of Subsidiaries.

23.1     Consent of Ernst & Young LLP.

99 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act.

---------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45644), as amended.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on January 31, 1995, under file number 0-19952.

(4) Incorporated by reference to the Company's report on Form 8-K with The Commission on July 10, 1996, under file number 0-19952.

(5) Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed with The Commission on September 28, 1995, under file number 0-19952.

(6) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with the Commission on February 6, 1998, under file number 0-19952.

(7) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 5, 1998, under file number 0-19952.

(8) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K filed with The Commission on September 25, 1997, under file number 0-19952.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHRONIMED INC.

Dated: September 23, 1998
                                       By   /s/ Maurice R. Taylor, II
                                           ----------------------------
                                              Maurice R. Taylor, II
                                           Chief Executive Officer and
                                        Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Maurice R. Taylor, II                              September 23, 1998
--------------------------------------------
Maurice R. Taylor, II - Chief Executive Officer
(Principal Executive Officer and
Chairman of the Board of Directors)

/s/ Henry F. Blissenbach, Pharm. D.                    September 23, 1998
--------------------------------------------
Henry F. Blissenbach, Pharm. D. - President
(Director)

/s/ Norman A. Cocke                                    September 23, 1998
--------------------------------------------
Norman A. Cocke - Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/ John Howell Bullion                                September 23, 1998
--------------------------------------------
John Howell Bullion (Director)

/s/ Donnell D. Etzwiler                                September 23, 1998
--------------------------------------------
Donnell D. Etzwiler (Director)

/s/ John H. Flittie                                    September 23, 1998
--------------------------------------------
John H. Flittie (Director)

/s/ Charles V. Owens, Jr.                              September 23, 1998
--------------------------------------------
Charles V. Owens, Jr. (Director)

/s/ Travers H. Wills                                   September 23, 1998
--------------------------------------------
Travers H. Wills (Director)

                    INDEX TO EXHIBITS FILED WITH THIS REPORT

     See pages 26 and 27 of this Report for a list of all exhibits that are part of the Report.


Exhibit No. 10.28a      Facility Lease Agreement with Red Circle L.L.P.,
                        Amendments in April 1997, December 1997, and July 1998.


Exhibit No. 10.29a      Amendment to Loan Guarantee Agreement between the
                        Company and Maurice R. Taylor, II, dated August 26,
                        1998.


Exhibit No. 10.31       Chronimed Inc. 1999 Stock Option Plan.


Exhibit No. 10.32       Acquisition Agreement - Dia-Screen Corporation,
                        effective March 15, 1998.


Exhibit No. 10.33       Acquisition Agreement - Clinical Partners, Inc.,
                        effective June 23, 1998.


Exhibit No. 13.1        Portions of the 1998 Annual Report to Shareholders


Exhibit No. 21.1        List of Subsidiaries


Exhibit No. 23.1        Consent of Ernst & Young LLP


Exhibit No. 27          Financial Data Schedule


Exhibit No. 99          Cautionary Statements for Purposes of the "Safe Harbor"
                        Provisions of the Private Securities Litigation Reform
                        Act.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

               (FORM 10-K--ITEM 14(a)(1.) and (2.) and ITEM 14(d))

     The following financial statements of Chronimed Inc. are incorporated in
Part II, Item 8, and Part IV, Item 14(a) of this Report by reference to the Registrant's Annual Report to Shareholders for the year ended July 3, 1998:

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------

Audited Financial Statements:
 Consolidated Balance Sheets--July 3, 1998 and June 27, 1997 ............18
 Consolidated Statements of Income--Years Ended July 3, 1998,
 June 27, 1997 and  June 28, 1996 .......................................19
 Consolidated Statements of Shareholders' Equity--Years Ended
    July 3, 1998, June 27, 1997 and June 28, 1996 .......................21
 Consolidated Statements of Cash Flows--Years Ended July 3, 1998,
    June 27, 1997, and June 28, 1996 ....................................20

Notes to Financial Statements ...........................................22-30

Report of Independent Auditors ..........................................31

     The following financial statement schedules should be read in conjunction with the financial statements referred to above.

Financial Statement Schedules:

   Years Ended July 3, 1998, June 27, 1997, and June 28, 1996

Schedule                                                                    Page
--------                                                                    ----

II      Valuation and Qualifying Accounts and Reserves ....................  F-2


        Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                 CHRONIMED INC.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


=================================================================================================================================
                COL. A                          COL. B                   COL. C                    COL. D            COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                           Balance at
                                           Beginning of                                         Deductions --       Balance at
              Description                  Period                                               Describe          End of Period
                                                             ----------------------------
                                                             Charged to       Charged to
                                                             Costs and        Other
                                                             Expenses         Accounts --
                                                                              Describe
--------------------------------------------------------------------------------------------------------------------------------
Year ended July 3, 1998:
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts          $1,120,000        $1,021,557       $     --            $861,557(1)       $1,280,000
                                           ==========        ==========       ============        ===========       ==========

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


(1) Uncollectable accounts written off, net of recoveries.