Form 10-Q
period 1998-10-02
CHRONIMED INC
filed 1998-11-13
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended             October 2, 1998
                      --------------------------

Commission File Number          0-19952
                      --------------------------

                                 CHRONIMED Inc.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Minnesota                          41-1515691
          -------------------------------------------------------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)           Identification Number)

                             10900 Red Circle Drive
                              Minnetonka, MN 55343
          -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code   (612) 979-3600
                                                    ------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 12,110,582 shares outstanding as of October 26, 1998
-------------------------------------------------------------------------------

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - October 2, 1998 and July 3, 1998

                  Consolidated Statements of Income - Three months ended October 2, 1998 and September 26, 1997

                  Consolidated Statements of Cash Flows - Three months ended October 2, 1998 and September 26, 1997


                  Notes to Consolidated Financial Statements - October 2, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Items 1 through 5 required under Part II have been omitted since all items are not applicable or answers are negative.


Item 6.  Exhibits and Reports on Form 8-K

                  27       Financial Data Schedule



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         Oct 2, 1998   July 3, 1998
                                                         -----------   ------------
ASSETS                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                               $  9,106       $  1,027
  Available-for-sale securities                                --           6,509
  Accounts receivable, net                                  26,464         23,190
  Income taxes receivable                                      --           1,011
  Inventory                                                 12,676         10,918
  Other current assets                                       1,094            797
  Deferred taxes                                               275            275
                                                          --------       --------
    Total current assets                                    49,615         43,727

Available-for-sale securities                                  200            --

Property and equipment:
  Property and equipment                                    22,457         21,113
  Allowance for depreciation                                (9,155)        (8,115)
                                                          --------       --------
                                                            13,302         12,998

Goodwill, net                                               15,924         16,259

Other assets, net                                              159            162
                                                          --------       --------
  Total assets                                            $ 79,200       $ 73,146
                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 11,635       $  6,832
  Accrued expenses                                           3,208          3,803
                                                          --------       --------
    Total current liabilities                               14,843         10,635

Deferred taxes                                                 192            192

Shareholders' equity:
  Preferred Stock                                             --              --
  Common Stock, issued and outstanding shares--
    12,106 and 12,080 respectively                             121            121
  Additional paid-in capital                                51,892         51,668
  Retained earnings                                         12,253         10,559
                                                          --------       --------
                                                            64,266         62,348
  Unrealized (loss) on available-for-sale securities          (101)           (29)
                                                          --------       --------
    Total shareholders' equity                              64,165         62,319

Total liabilities and shareholders' equity                $ 79,200       $ 73,146
                                                          ========       ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                               Quarter Ended
                                               -------------
                                        Oct 2, 1998     Sept 26, 1997
                                        -----------     -------------
REVENUES
  Specialty Pharmacy Services            $ 22,886        $ 18,231
  Disease Management                       11,966           7,161
  Diagnostic Products                       7,944           6,281
                                         --------        --------
    Total Revenue                          42,796          31,673
                YR TO YR GROWTH                35%
COSTS AND EXPENSES
  Cost of revenues                         31,413          22,991
    Gross profit                           11,383           8,682
                 % OF REVENUE                26.6%           27.4%
  Selling and marketing                     2,359           1,728
  General and administrative                6,416           4,634
  Research and development                    146              55
    Total operating expenses                8,921           6,417
                 % OF REVENUE                20.8%           20.3%

INCOME FROM OPERATIONS                      2,462           2,265
                 % OF REVENUE                 5.8%            7.2%

  Interest income                             317             351

INCOME BEFORE INCOME TAXES                  2,779           2,616
  Income taxes                             (1,085)         (1,020)

NET INCOME                               $  1,694        $  1,596
                 % OF REVENUE                 4.0%            5.0%

NET INCOME PER SHARE--BASIC              $   0.14        $   0.13
NET INCOME PER SHARE--DILUTED            $   0.14        $   0.13

AVERAGE SHARES OUTSTANDING--BASIC          12,100          11,915
AVERAGE SHARES OUTSTANDING--DILUTED        12,336          12,165

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                    Quarter Ended
                                                                    -------------
                                                              Oct 2, 1998  Sept 26, 1997
                                                              -----------  -------------
OPERATING ACTIVITIES:
  Net income                                                   $ 1,694       $ 1,596
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              1,623           859
      Changes in operating assets and liabilities:
        Accounts and notes receivable                           (3,274)        3,038
        Income taxes receivable                                  1,011           --
        Inventory                                               (1,758)           97
        Accounts payable and accrued expenses                    4,208        (1,035)
        Other assets                                              (323)           31
                                                               -------       -------

      Net cash provided by operating activities                  3,181         4,586

INVESTING ACTIVITIES:
  Purchases of property and equipment                           (1,563)       (1,237)
  Purchases of available-for-sale securities                      (300)       (1,963)
  Sales and maturities of available-for-sale securities          6,537         2,246
                                                               -------       -------

      Net cash provided by (used in) investing activities        4,674          (954)

FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                       224           179

      Net cash provided by financing activities                    224           179

Increase in cash and cash equivalents                            8,079         3,811

Cash and cash equivalents at beginning of period                 1,027         5,038
                                                               -------       -------

Cash and cash equivalents at end of period                     $ 9,106       $ 8,849
                                                               =======       =======


                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending July 2, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended July 3, 1998.

The balance sheet at July 3, 1998, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are valued at the lower of cost or market under the average cost method.

NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of October 2, 1998 and July 3, 1998. The Company considers the net unrealized loss on these investments of $101,000 and $29,000 at those respective dates to be temporary, and as such has recorded it through shareholders' equity.

NOTE D--RECLASSIFICATIONS

Certain prior year balances may have been reclassified to conform with the current year presentation. These reclassifications have no impact on net income or shareholders' equity as previously reported.

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

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of options and warrants outstanding to purchase shares of the Company's Common Stock. The following table sets forth the computation of basic and diluted net income per share.
                                        $s and Shares in Thousands
                                        --------------------------
                                            Three Months Ended
                                            ------------------
                                     October 2, 1998  September 26, 1997
                                     ---------------  ------------------
Numerator:
Net income for basic and
diluted net income per share            $ 1,694          $ 1,596

Denominator:
Denominator for basic net income
per share--weighted-average shares       12,100           11,915

Effect of dilutive securities:
   Employee stock options                   236              250
   Warrants                                --               --
                                        -------          -------
Dilutive potential common shares            236              250

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                  12,336           12,165
                                        =======          =======

Basic Net Income per Share              $  .14           $   .13
                                        =======          =======

Diluted Net Income per Share            $  .14           $   .13
                                        =======          =======

Options to purchase 1,290,991 shares of common stock at various prices were outstanding as of fiscal 1999 first quarter end, but were not included in the computation of diluted net income per share because the exercise prices of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F--SUBSEQUENT EVENT

On November 6, 1998, Chronimed completed the sale of assets of its publishing business. The selling price was $1.8 million. Chronimed expects to record a gain on the sale of approximately $500,000 in its fiscal second quarter ending January 1, 1999.

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

         In March 1998, Chronimed acquired DiaScreen Corporation, a dry reagent chemistry technology company, which broadened the Company's proprietary product offerings to include both blood and urine diagnostic testing. Chronimed subsequently received FDA clearance to market its proprietary DiaScreen(R) brand 10-parameter urine test strip that detects chronic health conditions such as kidney and liver disease, hepatitis, and diabetes. The 10-parameter urine test strip is the most widely used urine screening test in the world.

         In June 1998, Chronimed signed a development and distribution agreement with Cell Robotics International, Inc., an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. Chronimed has exclusive worldwide rights to the FDA-approved Lasette(TM) laser technology products, which represent a new and improved technology for collecting capillary blood from fingertips.

REVENUES

Chronimed is comprised of three operating segments--Specialty Pharmacy Services, Disease Management, and Diagnostic Products. This three-way view more clearly describes the business and reflects how it is managed and resourced. It also aligns with the new disclosure requirements of Financial Accounting Statement No. 131, Segment Reporting, which Chronimed will implement at the end of this June 1999 fiscal year. The Specialty Pharmacy Services business includes the Injectables program, Organ Transplant Pharmacy, and Home Service Medical. The Disease Management business, focusing on HIV/AIDS patients, includes StatScript Pharmacy and Clinical Partners. The Diagnostic Products business includes the General Medical business (and Publishing, which has been sold in fiscal 1999 second quarter).

      Total revenue increased 35%, from $31.7 million to $42.8 million, for the quarters ended September 26, 1997, and October 2, 1998, respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases.

      Specialty Pharmacy Services revenue grew almost $4.7 million and 26% in the first quarter, from $18.2 million to $22.9 million. Most of the growth came from the Injectables program, which experienced strong patient intake from the managed care plans.

      Disease Management revenue grew $4.8 million and 67% over last year's first quarter, from $7.2 million to $12.0 million. Approximately $4.1 million of this growth came from the StatScript Pharmacy network, with new pharmacies, new patients in existing stores, and higher pharmaceutical prices all contributing to the growth. The remaining $700,000 of revenue growth came from case management and strategic services contracts through Clinical Partners, which were not included in the company's results last year (Chronimed acquired Clinical Partners in June 1998).

      Diagnostic Products revenue grew almost $1.7 million and 27% over last year's first quarter, from $6.3 million to almost $8.0 million. Significant new products, most notably the Select GT blood glucose system and the DiaScreen urine diagnostic tests, have contributed to this growth.

      Overall revenue growth for fiscal 1999 is expected to be around 35% above fiscal 1998 as revenue performance is expected to continue in all three of Chronimed's operating segments. Important to this projection is the Company's belief that its Diagnostics Products business will be successful in replacing lost revenue from a previous product discontinuance with its own proprietary products. Equally important to this projection is the Company's ability to maintain and add contracts in its Specialty Pharmacy Services business and its ability to maintain and grow its customer base in Disease Management. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

      Gross profit dollars for the quarter increased 31% from $8.7 million last year to $11.4 million this year. Gross profit percentage for the first quarter was 26.6% of revenue against 27.4% last year. Percentage gross profit reduction is a natural consequence of the growth of the Specialty Pharmacy Services business with its lower managed care margins. We expect this trend to continue at least through the end of fiscal 1999.

SELLING AND MARKETING EXPENSES

      Overall selling and marketing expenses in the first quarter were up 36% compared to last year's first quarter, on overall revenue growth of 35%, as a result of increased spending for product releases, additional sales personnel, and increased promotional expenses. The Company experienced selling and marketing expense growth in all three of its operating segments. As a percentage of revenue, selling and marketing expenses remained flat at 5.5% in the quarters ended September 26, 1997, and October 2, 1998, respectively. For the full fiscal year, the Company expects selling and marketing expenses to grow at a rate slightly lower than revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative (G&A) expenses for the first quarter totaled $6.4 million, up from $4.6 million last year. As a percent of revenue, G&A expenses increased from 14.6% last year to 15.0% this year. Much of the increase is the impact of the June 1998 acquisition of Clinical

Partners. Most of the Clinical Partners' operating expenses, including goodwill amortization, are classified as G&A expense, and therefore will slightly increase Chronimed's overall G&A expense as a percent of revenue in the future. Other areas of G&A spending growth include the addition of new StatScript pharmacies, information systems, and facilities.

INTEREST INCOME

      Interest income decreased from $351,000 in last year's first quarter to $317,000 this quarter. The decline is due to a decrease in Chronimed's investable funds in this year's first quarter, mostly offset by the recognition of interest income from the residual balance due to the Company from the Orphan Medical distribution rights sale announced in June 1997. The interest income amount recorded this quarter from the Orphan Medical rights sale was $280,000, leaving approximately $20,000 of interest income to be recognized from the final payments expected this fiscal year.

INCOME TAXES

      The Company's income tax rate was approximately 39% in each of the quarters ended September 26, 1997, and October 2, 1998. The current first quarter rate of 39% is expected to continue through fiscal 1999 year end.

LIQUIDITY AND CAPITAL RESOURCES

      As of October 2, 1998, the Company had working capital of $34.8 million with no long-term debt, and $64.2 million of shareholders' equity.

      The Company believes that its current working capital, together with existing sources of liquidity and cash generated by operations, will satisfy its working capital requirements through at least fiscal 1999.

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

      The days sales outstanding (DSO) of the Company's accounts receivable increased from 51 at September 26, 1997, to 55 at October 2, 1998. This negative trend is caused mainly by the Specialty Pharmacy Services business, where the Company has dedicated much of its efforts to the recent implementation of a new pharmacy system. Upon full redirection of these efforts to the collection of receivables, the Company believes that DSOs will return to the low 50 days sales outstanding range that has been achieved in recent quarters.

      Inventory levels increased approximately $1.8 million and 16% from June 1998 to September 1998. Much of the increase reflects the Company's investment in new diagnostic products as well as for second quarter demand. The Company believes that it is properly reserved for excess and obsolete inventory.

      The Company has a discretionary line of credit of $15 million. There was no balance outstanding under the line of credit at October 2, 1998. The Company believes that it may need to use the line of credit before the end of fiscal year 1999 to fund certain investments and business growth.

THE YEAR 2000 SOFTWARE ISSUE

Background
The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit data fields to designate a year. As the century date occurs, date-sensitive systems might recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems, or the systems used by the company's suppliers, payors, or other constituencies, to process critical financial and operational information incorrectly.

State of Readiness
The Company has created an internal team that has been assessing Year 2000 readiness and taking actions as necessary. The Company's primary strategy is and has been to replace its older, inefficient systems with current technology to improve productivity and customer responsiveness. Most of these systems projects have been undertaken in response to specific business needs and not as a result of the Company's planned Year 2000 efforts. Nonetheless, we have included all information systems and business functions in our assessment of Year 2000 readiness. A brief assessment of Year 2000 readiness follows:

The Company will have completed its comprehensive inventory of all systems and business functions by November 1998. Concurrent with the inventory phase of the Year 2000 readiness program, Company personnel have assigned a priority to each system. As of the November 1998 inventory deadline, the Company will have completed approximately 80% of its risk assessment analysis. However, risk assessment analysis will have been fully completed with respect to all mission critical or high priority systems on that date.

The Company has completed the conversion of its core information technologies to Year 2000 compliant systems. Two of the Company's business units currently maintain some dependencies on systems that are not yet Year 2000 compliant. However, these systems will have been converted to fully compliant systems by June 1999.

With respect to the Company's non-mission critical systems and business functions, the Company is in the process of evaluating readiness, testing systems, and communicating with vendors and customers.

Communications with vendors and customers will continue through 1999. In addition to compiling information related to the readiness of goods and services provided to the Company, Chronimed is informing customers that all of its proprietary medical devices are Year 2000 compliant. While the Company has determined that internal systems will permit an uninterrupted flow of pharmaceuticals and related services to its customers, the Company is in the process of verifying that it will continue to receive an uninterrupted flow of inventory and raw materials from its vendors. The Company anticipates that it will have accumulated necessary vendor information by March 1999.

The Company is exchanging information with third party payors to facilitate an uninterrupted electronic data interchange (EDI) and reimbursement process. The Company anticipates that all necessary information will have been collected, and EDI systems tested, by June 1999. The Company is also monitoring the state of readiness of governmental payors. The Company anticipates that definitive information from governmental payors will not be fully available until the end of 1999. The Company is modeling its contingency plans to accommodate the potential delay in receipt of funds from such payors.

Costs to Address Year 2000 Issues
The Company has implemented, and is in the process of implementing, core systems designed to improve productivity and customer responsiveness that are also Year 2000 compliant. The most significant projects include the Company's integrated general ledger, accounts payable and fixed assets system, which was implemented in February 1997, and its pharmacy services system, which is implemented in the Specialty Pharmacy Services business but is currently being extended to other segments of the business. We do not view these and other similar projects as part of the Company's Year 2000 costs because we did not accelerate their replacement due to Year 2000 issues. These projects are capitalized as property and equipment on the Company's balance sheet and are depreciated over the estimated useful life of the system.

Because the Company has been active in implementing new systems as described above, direct expenses related to specific Year 2000 modifications for both information systems and business systems should not be material to the financial statements. During the current calendar year, the Company has incurred approximately $100,000 over and above its ongoing productivity projects to specifically modify existing systems and applications for Year 2000 computing. The Company estimates that up to $150,000 over and above its ongoing productivity projects will be incurred in calendar 1998, and that up to $250,000 will be incurred in calendar 1999. Such costs have been or will be charged to expense as incurred and are being funded through operating cash flows.

Risks to the Company
The Company believes that its greatest Year 2000 risk is related to reimbursement from third-party payors, particularly state and federal governments. Risk also exists relative to the flow of raw materials and inventory from vendors. Interruption of the Company's business due to infrastructure failure, in the form of power or telecommunications breakdowns, is believed unlikely. However, the Company's contingency plan will address short-term loss of these basic utilities. Minimal risks are associated with the functioning of the Company's information technologies, financial systems, physical plant and equipment, internal communications and human resources functions.

Contingency Plans
The principal focus of the Company's contingency plan involving third-party payors will include the dedication of cash reserves or available credit to accommodate delays in cash flow and the assignment of current and new personnel to the processing of non-electronic reimbursement forms. Contingency planning with respect to the flow of raw materials and inventory has not been undertaken, although the Company will consider increasing inventory to overcome vendor delays. All Company contingency plans, other than those involving governmental payors, will be completed by June 1999. It is anticipated that contingency planning with respect to governmental payors will be completed by September 1999.

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

OUTLOOK

      Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products, particularly the Select GT blood glucose system, the urine diagnostic strips, the Assure blood glucose system, and the Lasette laser finger perforator system; the Company's inability to execute its sales and marketing plans; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; loss or retirement of key executives; unforeseen Year 2000 circumstances; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 30, 1998, for additional circumstances that could cause actual results to differ from forecasts.

PART II.   OTHER INFORMATION


Items 1 through 5 required under Part II have been omitted since they are not applicable or the answers are negative.



Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     27      Financial Data Schedule

               (b)   Reports on Form 8-K

                     The Company filed a Current Report on Form 8-K on July 9, 1998 regarding its acquisition of Clinical Partners, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CHRONIMED INC.
                                             --------------
                                              (REGISTRANT)



   November 9, 1998                       /s/ Maurice R. Taylor, II
----------------------                    --------------------------------------
       Date                                  Maurice R. Taylor, II
                                           Chairman of the Board and
                                            Chief Executive Officer



    November 9, 1998                      /s/ Norman A. Cocke
----------------------                    --------------------------------------
        Date                                  Norman A. Cocke
                             Senior  Vice  President,  Chief  Financial  Officer
                                               and Secretary