Form 10-Q
period 1999-01-01
CHRONIMED INC
filed 1999-02-08
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended             January 1, 1999
                      -------------------------------------

Commission File Number          0-19952
                       -------------------------------------

                                 CHRONIMED Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                           41-1515691
   -------------------------------        ----------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)        Identification Number)

                             10900 Red Circle Drive
                              Minnetonka, MN 55343
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code   (612) 979-3600
                                                   -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X      No
                              -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value - 12,192,878 shares outstanding as of January 29,
-------------------------------------------------------------------------------

 1999
------

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

                        Consolidated Balance Sheets - January 1, 1999 and July 3, 1998

                        Consolidated Statements of Income - Three months ended January 1, 1999 and December 26, 1997; six months ended January 1, 1999 and December 26, 1997

                        Consolidated Statements of Cash Flows - Six months ended January 1, 1999 and December 26, 1997

                        Notes to Consolidated Financial Statements - January 1, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Items 1, 2, 3, and 5 required under Part II have been omitted since all items are not applicable or answers are negative.

Item 4. Submission of Matters to a Vote of Security Holders ---- Annual Meeting of Shareholders held on November 18, 1998.

Item 6.      Exhibits and Reports on Form 8-K

                        11.1        Computation of Earnings Per Share
                        27          Financial Data Schedule



SIGNATURES
----------

Part I.  Financial Information
Item 1.  Financial Statements
CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                               Jan 1, 1999            July 3, 1998
                                                               -----------            ------------
ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                       $  9,936                 $ 1,027
  Available-for-sale securities                                       --                     6,509
  Accounts receivable, net                                          34,054                  23,190
  Income taxes receivable                                             --                     1,011
  Inventory                                                         10,794                  10,918
  Other current assets                                               1,427                     797
  Deferred taxes                                                       275                     275
                                                                  --------                 -------
    Total current assets                                            56,486                  43,727

Available-for-sale securities                                          513                    --

Property and equipment:
  Property and equipment                                            23,630                  21,113
  Allowance for depreciation                                       (10,473)                 (8,115)
                                                                  --------                 -------
                                                                    13,157                  12,998

Goodwill, net                                                       15,530                  16,259

Other assets, net                                                      146                     162
                                                                  --------                 -------
  Total assets                                                    $ 85,832                 $73,146
                                                                  ========                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $ 12,223                 $ 6,832
  Accrued expenses                                                   6,079                   3,803
                                                                  --------                 -------
    Total current liabilities                                       18,302                  10,635

Deferred taxes                                                         192                     192

Shareholders' equity:
  Preferred Stock                                                     --                      --
  Common Stock, issued and outstanding shares--
    12,106 and 12,080 respectively                                     122                     121
  Additional paid-in capital                                        52,520                  51,668
  Retained earnings                                                 14,485                  10,559
                                                                  --------                 -------
                                                                    67,127                  62,348
  Unrealized gain (loss) on available-for-sale securities              211                     (29)
                                                                  --------                 -------
    Total shareholders' equity                                      67,338                  62,319

Total liabilities and shareholders' equity                        $ 85,832                 $73,146
                                                                  ========                 =======

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                   Second Quarter Ended                          Six Months Ended
                                             ----------------------------------          ----------------------------------
                                             Jan 1, 1999           Dec 26, 1997          Jan 1, 1999           Dec 26, 1997
                                             -----------           ------------          -----------           ------------
REVENUES
  Specialty Pharmacy Services                    $26,800                $20,580              $49,685                $38,811
  Disease Management                              13,901                  7,937               25,868                 15,098
  Diagnostic Products                              7,979                  6,255               15,923                 12,536
                                                 -------                -------              -------                -------
    Total Revenue                                 48,680                 34,772               91,476                 66,445
                     YR TO YR GROWTH                  40%                                         38%
COSTS AND EXPENSES
  Cost of revenues                                36,508                 24,294               67,921                 47,285
    Gross profit                                  12,172                 10,478               23,555                 19,160
                      % OF REVENUE                  25.0%                  30.1%                25.7%                  28.8%
  Selling and marketing                            2,351                  1,987                4,711                  3,715
  General and administrative                       6,507                  5,123               12,923                  9,757
  Research and development                           180                     78                  325                    133
                                                 -------                -------              -------                -------
    Total operating expenses                       9,038                  7,188               17,959                 13,605
                      % OF REVENUE                  18.6%                  20.7%                19.6%                  20.5%

INCOME FROM OPERATIONS                             3,134                  3,290                5,596                  5,555
                      % OF REVENUE                   6.4%                   9.5%                 6.1%                   8.4%

  Interest income                                     58                    328                  375                    679
  Other income--Publishing sale                      503                     --                  503                     --

INCOME BEFORE INCOME TAXES                         3,695                  3,618                6,474                  6,234
  Income taxes                                    (1,440)                (1,398)              (2,525)                (2,419)

NET INCOME                                        $2,255                 $2,220               $3,949                 $3,815
                      % OF REVENUE                   4.6%                   6.4%                 4.3%                   5.7%

NET INCOME PER SHARE--BASIC                        $0.19                  $0.19                $0.33                  $0.32
NET INCOME PER SHARE--DILUTED                      $0.18                  $0.18                $0.32                  $0.31

AVERAGE SHARES OUTSTANDING--BASIC                 12,115                 11,948               12,108                 11,932
AVERAGE SHARES OUTSTANDING--DILUTED               12,316                 12,327               12,319                 12,244

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            Six Months Ended
                                                                  -------------------------------------
                                                                  Jan 1, 1999              Dec 26, 1997
OPERATING ACTIVITIES:                                             -----------              ------------
  Net income                                                           $3,949                    $3,815
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     3,461                     1,889
      Changes in operating assets and liabilities:
        Accounts receivable                                            (9,853)                      372
        Inventory                                                         124                      (407)
        Accounts payable and accrued expenses                           7,667                       160
        Other assets                                                     (779)                      (16)
                                                                       ------                   -------

      Net cash provided by operating activities                         4,569                     5,813

INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (2,726)                   (2,097)
  Purchases of available-for-sale securities                             (300)                   (8,869)
  Sales and maturities of available-for-sale securities                 6,536                     5,253
                                                                       ------                   -------

      Net cash provided by (used in) investing activities               3,510                    (5,713)

FINANCING ACTIVITIES:
  Repurchase of Common Stock                                              (45)                       --
  Net proceeds from issuance of Common Stock                              875                       549

      Net cash provided by financing activities                           830                       549

Increase in cash and cash equivalents                                   8,909                       649

Cash and cash equivalents at beginning of period                        1,027                     5,038
                                                                       ------                    ------

Cash and cash equivalents at end of period                             $9,936                    $5,687
                                                                       ======                    ======

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 1, 1999 are not necessarily indicative of the results that may be expected for the year ending July 2, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended July 3, 1998.

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

NOTE C--INVESTMENTS

The Company's investment policy is to invest idle and excess funds in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of January 1, 1999 and July 3, 1998. The Company considers the net unrealized gain(loss) on these investments of $211,000 and ($29,000) at those respective dates to be temporary, and as such has recorded it through shareholders' equity.

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

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of options outstanding to purchase shares of the Company's Common Stock. The following table sets forth the computation of basic and diluted net income per share.

                                                                   $s and Shares in Thousands
                                         ----------------------------------------------------------------------------------
                                              Second Quarter Ended                          Six Months Ended
                                         ----------------------------------         ---------------------------------------
                                         January 1, 1999  December 26, 1997         January 1, 1999       December 26, 1997
                                         ---------------  -----------------         ---------------       -----------------
Numerator:
----------
Net income for basic and
diluted net income per share                      $2,255             $2,220                  $3,949                  $3,815

Denominator:
------------
Denominator for basic net income
per share--weighted-average shares                12,115             11,948                  12,108                  11,932

Effect of dilutive securities:
   Employee stock options                            201                379                     211                     312

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                           12,316             12,327                  12,319                  12,244
                                                  ======             ======                  ======                  ======

Net Income per Share  - Basic                       $.19               $.19                    $.33                    $.32
                                                    ====               ====                    ====                    ====

Net Income per Share - Diluted                      $.18               $.18                    $.32                    $.31
                                                    ====               ====                    ====                    ====

Options to purchase 1,757,226 and 1,295,316 shares of common stock at various prices were outstanding as of fiscal 1999 second quarter end and year-to-date respectively, but were not included in the computation of diluted net income per share because the exercise prices of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

            The patient populations for which the Company believes its services are most effective include patients who:

      o Require a high-cost regimen of maintenance prescription drugs or other medical products over the course of their lives (typically long-term and life-long therapies);

      o     Require treatment by healthcare specialists; and

      o Require a significant amount of self-management and ongoing education (where patient compliance is critical for improving clinical and financial outcomes).

The Company is currently serving four such populations in the main: patients with diabetes, patients with HIV/AIDS, patients who have had an organ transplant, and patients with complex diseases treated with injectable medications.

            To increase its efforts in addressing the needs of HIV/AIDS patients, in July 1996, Chronimed acquired StatScript Management Services, Inc., the operator of specialty HIV/AIDS pharmacies. To further expand its capabilities in the area of full-spectrum disease management programs, in June 1998, Chronimed acquired Clinical Partners, Inc., a medical case management company specializing in HIV/AIDS. By integrating these two wholly-owned subsidiaries, the Company can expand beyond product and services delivery - it can support managed care customers with decision support tools, enhance patient care, lower costs, and provide case management services for a fee or in a risk-sharing arrangement. Chronimed intends to be a leading HIV/AIDS disease management company. The Company is investigating programs for a variety of other chronic conditions and plans to apply its disease management business model to other selected chronic conditions in the future.

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

            In June 1998, Chronimed signed a development and distribution agreement with Cell Robotics International, Inc., an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. Chronimed has exclusive worldwide rights to the FDA-approved Lasette(TM) laser technology products, which represent a new and improved technology for collecting capillary blood from fingertips. Shipments of the institutional model of this product designed for use in clinical settings began in November 1998. FDA approval for a consumer use version was received in December 1998, with sales expected to begin approximately September 1999.

REVENUES

Chronimed is comprised of three operating segments--Specialty Pharmacy Services, Disease Management, and Diagnostic Products. This three-way view describes the business and reflects how it is managed and resourced. It also aligns with the new disclosure requirements of Financial Accounting Statement No. 131, Segment Reporting, which Chronimed will implement at the end of this June 1999 fiscal year. The Specialty Pharmacy Services business includes the Injectables program, Organ Transplant Pharmacy, and Home Service Medical. The Disease Management business, focusing on HIV/AIDS patients, includes StatScript Pharmacy and Clinical Partners. The Diagnostic Products business includes the General Medical business (and Publishing, which has been sold in this fiscal 1999 second quarter).

        Total revenue increased 40%, from $34.8 million to $48.7 million, for the second quarter ended December 26, 1997, and January 1, 1999, respectively; and 38%, from $66.4 million to $91.5 million for the six months ended December 26, 1997 and January 1, 1999, respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases.

        Specialty Pharmacy Services revenue grew $6.2 million and 30% in the second quarter, from $20.6 million to $26.8 million. Most of the growth came from the Injectables program - up $4.2 million in second quarter -- which experienced strong patient intake from the managed care plans. Another significant contributor to this growth was the Organ Transplant Pharmacy, which grew $1.2 million in the second quarter due to continued focus on key transplant centers.

        Disease Management revenue grew $6.0 million and 75% over last year's second quarter, from $7.9 million to $13.9 million. Approximately $5.3 million of this growth came from the StatScript Pharmacy network, with new pharmacies, new patients in existing stores, and higher pharmaceutical prices all contributing to the growth. The remaining $700,000 of revenue growth came from case management and strategic services contracts through Clinical Partners, which were not included in the Company's results last year (Chronimed acquired Clinical Partners in June 1998).

        Diagnostic Products revenue grew $1.7 million and 28% over last year's second quarter, from $6.3 million to almost $8.0 million. Significant new products, most notably the Select GT blood glucose system and the DiaScreen urine diagnostic tests, have contributed to this growth.

        Overall revenue growth for fiscal 1999 is expected to be 35% or more above fiscal 1998 as revenue growth is expected to continue in all three of Chronimed's operating segments. Important to this projection is the Company's belief that its Diagnostics Products business will be successful in the marketplace with its newer proprietary products. Equally important to this projection is the Company's ability to maintain and add contracts in its Specialty Pharmacy Services business and its ability to maintain and grow its customer base in Disease Management. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

        Gross profit dollars for the second quarter increased 16% from $10.5 million last year to $12.2 million this year. Gross profit percentage for the second quarter was 25.0% of revenue against 30.1% last year. Last year's second quarter included a one-time favorable supplier repayment of $680,000; without this one-time event, the gross profit percentage for last year's second quarter would have been 28.2%. Percentage gross profit reduction is a natural consequence of the growth of the Specialty Pharmacy Services business, particularly the Injectables program, with its lower managed care margins.
We expect this trend to continue at least through the end of fiscal 1999.

SELLING AND MARKETING EXPENSES

        Overall selling and marketing expenses in the second quarter were up approximately $400,000 and 18% compared to last year's second quarter, on overall revenue growth of 40%, as a result of increased spending for product releases, additional sales personnel, and increased promotional expenses. The Company experienced selling and marketing expense growth in all three of its operating segments. As a percentage of revenue, selling and marketing expenses dropped from

5.7% in last year's second quarter to 4.8% in this year's second quarter. For the full fiscal year, the Company expects selling and marketing expenses to grow at a rate slightly lower than revenue, and to end the year at between five and five and one-half percent of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative (G&A) expenses for the second quarter totaled $6.5 million, up from $6.4 million in the first quarter and $5.1 million last year. As a percentage of revenue, G&A expenses decreased from 14.7% last year to 13.4% this year. Much of the absolute dollar increase in spending is the impact of the June 1998 acquisition of Clinical Partners. Most of the Clinical Partners' operating expenses, including goodwill amortization, are classified as G&A expense, and therefore will slightly increase Chronimed's overall G&A expense as a percent of revenue in the future. Other important areas of G&A spending growth include the addition of new StatScript pharmacies, information systems, and facilities. The Company believes that these infrastructure investments are necessary to support revenue growth. G&A expense decreased as a percentage of revenue due to the significant revenue growth rate in the second quarter and the timing of some expenses. We expect G&A expenses to end the fiscal year between 14 and 15 percent of revenue.

INTEREST INCOME

        Interest income decreased from $328,000 in last year's second quarter to $58,000 this quarter. There are three reasons for the decline. First, in financing Chronimed's significant growth, the average investable funds for this quarter were down to about $5 million compared to almost $20 million last year. Second, last year's second quarter included $90,000 of interest income from the Orphan Medical receivables arising from the Orphan Medical rights sale; this second quarter, with the receivable balance much lower, the Company recognized only $15,000. And third, interest rates are down more than a full percentage point from last year. The Company expects that interest income will be minimal for the rest of the year.

INCOME TAXES

        The Company's income tax rate was approximately 39% in each of the quarters ended December 26, 1997, and January 1, 1999. The current second quarter rate of 39% is expected to continue through fiscal 1999 year end.

LIQUIDITY AND CAPITAL RESOURCES

        As of January 1, 1999, the Company had working capital of $38.2 million with no long-term debt, and $67.3 million of shareholders' equity.

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

        The days sales outstanding (DSO) of the Company's accounts receivable increased from 50 at December 26, 1997, to 60 at January 1, 1999. This negative trend is caused mainly by the Specialty Pharmacy Services business, where the Company has dedicated much of its efforts to the recent implementation of a new pharmacy system, and slower-than-expected collections from a large, low-risk account. Upon full redirection of these efforts to the collection of receivables, expected to be accomplished in fiscal 2000, the Company believes that DSOs will return to the low 50 days sales outstanding range that has been achieved in recent quarters.

        Inventory levels remained flat at approximately $10.8 million from June 1998 to December 1998, despite the 38% revenue growth for the first six months of fiscal 1999. The Company believes that it is properly reserved for excess and obsolete inventory.

        The Company has a discretionary line of credit of $15 million. There was no balance outstanding under the line of credit at January 1, 1999. The Company believes that it may need to use the line of credit before the end of fiscal year 1999 to fund certain investments and business growth.

THE YEAR 2000 READINESS DISCLOSURE STATEMENT

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

The Company has completed its comprehensive inventory of all systems and business functions. Concurrent with the inventory phase of the Year 2000 readiness program, Company personnel are assigning a priority to each system. The Company has completed approximately 80% of its risk assessment analysis of all systems and business functions. However, risk assessment analysis is virtually complete with respect to all mission critical or high priority systems.

The Company has completed the conversion of its core information technologies to Year 2000 compliant systems. Two of the Company's business units currently maintain some dependencies on systems that are not yet Year 2000 compliant. However, these systems are planned to be converted to fully compliant systems by June 1999.

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

Because the Company has been active in implementing new systems as described above, direct expenses related to specific Year 2000 modifications for both information systems and business systems should not be material to the financial statements. During the current calendar year, the Company has incurred approximately $100,000 over and above its ongoing productivity projects to specifically modify existing systems and applications for Year 2000 computing. The Company estimates that $150,000 over and above its ongoing productivity projects has been incurred in calendar 1998, and that up to $250,000 will be incurred in calendar 1999. Such costs have been or will be charged to expense as incurred and are being funded through operating cash flows.

Risks to the Company
The Company believes that its greatest Year 2000 risk is related to reimbursement from third-party payors, particularly state and federal governments. Risk also exists relative to the flow of raw materials and inventory from vendors. Interruption of the Company's business due to infrastructure failure, in the form of power or telecommunications breakdowns, is believed unlikely. However, the Company's contingency plan is addressing short-term loss of these basic utilities. Minimal risks are associated with the functioning of the Company's information technologies, financial systems, physical plant and equipment, internal communications and human resources functions.

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

SEASONALITY

        The Company has experienced a seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter than in its third fiscal quarter. The Company believes the seasonality of its revenues and earnings results from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the overall business grows, the Company expects that this seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues.

OUTLOOK

        Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products, particularly the Select GT blood glucose system, the urine diagnostic strips, the Assure blood glucose system, and the Lasette laser finger perforator system; pressures on product margins; the Company's inability to execute its sales and marketing plans; termination of key payor contracts; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business; loss or retirement of key executives; unforeseen Year 2000 circumstances; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 30, 1998, for additional circumstances that could cause actual results to differ from forecasts.

PART II.   OTHER INFORMATION


Items 1, 2, 3 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting of Shareholders, held on November 18, 1998.

        At the meeting, the director nominees described in the Company's Proxy Statement were elected as follows:
                                                  FOR         WITHHOLD AUTHORITY
                                                  ---         ------------------

John H. Flittie    Class I, three year term    10,971,425         551,799
Travers H. Wills   Class I, three year term    10,969,134         554,090


                    The terms for directors Henry F. Blissenbach and Charles V. Owens expire at the Annual Meeting to be held in 1999; the terms for directors John H. Bullion and Maurice R. Taylor, II expire at the Annual Meeting to be held in 2000.

                    In addition, all other proposals were approved by shareholders as follows:

                                                  FOR          AGAINST         ABSTAIN         BROKER NON-VOTES
                                                  ---          -------         -------         ----------------
Proposal to approve the Chronimed Inc
1999 Stock Option Plan                          3,955,713      3,075,736       108,581             4,383,194

Ratify appointment of Ernst and Young LLP
as independent auditors for 1999 fiscal year   11,377,391        115,193        30,640                 0


Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    11.1       Computation of Earnings Per Share
                    27         Financial Data Schedule

           (b)      Reports on Form 8-K

                    The Company was not required to file any reports on Form 8-K during the quarter ended January 1, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CHRONIMED INC.
                                             --------------
                                              (REGISTRANT)



 February 5, 1999                       /s/  Maurice R. Taylor, II
------------------                   --------------------------------
      Date                                   Maurice R. Taylor, II
                                           Chairman of the Board and
                                            Chief Executive Officer



 February 5, 1999                       /s/ Norman A. Cocke
------------------                   --------------------------------
     Date                                   Norman A. Cocke
                              Senior Vice President, Chief Financial Officer and
                                               Secretary