Form 10-Q
period 1999-04-02
CHRONIMED INC
filed 1999-05-13
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

For the period ended             April 2, 1999
                      -----------------------------------

Commission File Number          0-19952
                       ------------------------

                                   CHRONIMED Inc.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Minnesota                               41-1515691
   ---------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification Number)

                             10900 Red Circle Drive
                              Minnetonka, MN 55343
                   ----------------------------------------
                   (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code   (612) 979-3600
                                                   ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X      No
                            ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value-12,060,820 shares outstanding as of April 30, 1999
-------------------------------------------------------------------------------

                                 INDEX

                   CHRONIMED INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - April 2, 1999 and July 3, 1998

                  Consolidated Statements of Income - Three months ended April 2, 1999 and March 27, 1998; nine months ended April 2, 1999 and March 27, 1998

                  Consolidated Statements of Cash Flows - Nine months ended April 2, 1999 and March 27, 1998

                  Notes to Consolidated Financial Statements - April 2, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION
---------------------------

Items 2, 3, 4 and 5 required under Part II have been omitted since all items are not applicable or answers are negative.

Item 1.  Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

         a.)      Exhibits
                  11.1     Computation of Earnings Per Share
                  27       Financial Data Schedule

         b.)      Reports on Form 8-K


SIGNATURES
----------

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                  April 2, 1999    July 3, 1998
                                                  -------------    -------------
                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                              $4,532          $1,027
  Available-for-sale securities                            --             6,509
  Accounts receivable, net                               34,636          23,190
  Income taxes receivable                                  --             1,011
  Inventory                                               9,411          10,918
  Other current assets                                    1,320             797
  Deferred taxes                                            275             275
                                                         ------          -------
    Total current assets                                 50,174          43,727

Available-for-sale securities                               400            --

Property and equipment:
  Property and equipment                                 24,847          21,113
  Allowance for depreciation                            (12,030)         (8,115)
                                                       --------         -------
                                                         12,817          12,998

Goodwill, net                                            16,483          16,259

Other assets, net                                           135             162
                                                        -------         -------
  Total assets                                          $80,009         $73,146
                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $9,424          $6,832
  Accrued expenses                                        4,118           3,803
                                                         ------          ------
    Total current liabilities                            13,542          10,635

Deferred taxes                                              192             192

Shareholders' equity:
  Preferred Stock
                                                           --               --
  Common Stock, issued and outstanding shares--
    12,061 and 12,080 respectively                          121             121
  Additional paid-in capital                             52,060          51,668
  Retained earnings                                      13,995          10,559
                                                        -------          ------
                                                         66,176          62,348
  Unrealized gain (loss) on available-for-sale
    securities                                               99             (29)
                                                        -------          -------
    Total shareholders' equity                           66,275          62,319

Total liabilities and shareholders' equity              $80,009         $73,146
                                                        =======         ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)


                                               Third Quarter Ended                 Nine Months Ended
                                           ----------------------------        ----------------------------
                                           Apr 2, 1999     Mar 27, 1998        Apr 2, 1999     Mar 27, 1998
                                           -----------     ------------        -----------     ------------
REVENUES
  Specialty Pharmacy Services                  $26,224          $18,774            $75,909          $57,585
  Disease Management                            17,742            8,033             43,610           23,130
  Diagnostic Products                            7,717            6,892             23,640           19,428
                                                ------           ------            -------          -------
    Total Revenue                               51,683           33,699            143,159          100,143
                YR TO YR GROWTH                     53%                                 43%
COSTS AND EXPENSES
  Cost of revenues                              40,986           24,395            108,907           71,679
    Gross profit                                10,697            9,304             34,252           28,464
                 % OF REVENUE                     20.7%            27.6%              23.9%            28.4%
  Selling and marketing                          2,300            2,117              7,010            5,833
  General and administrative                     7,440            5,007             20,364           14,764
  Research and development                         221               96                546              229
                                                ------            -----            -------           ------
    Total operating expenses                     9,961            7,220             27,920           20,826
                 % OF REVENUE                     19.3%            21.4%              19.5%            20.8%

INCOME FROM OPERATIONS                             736            2,084              6,332            7,638
                 % OF REVENUE                      1.4%             6.2%               4.4%             7.6%

  Interest income                                   28              354                402            1,034
  Other income--Publishing sale                     --               --                503              --

INCOME BEFORE INCOME TAXES                         764            2,438              7,237            8,672
  Income taxes                                    (298)            (963)            (2,822)          (3,382)

NET INCOME                                        $466           $1,475             $4,415           $5,290
                 % OF REVENUE                      0.9%             4.4%               3.1%             5.3%

NET INCOME PER SHARE--BASIC                      $0.04            $0.12              $0.36            $0.44
NET INCOME PER SHARE--DILUTED                    $0.04            $0.12              $0.36            $0.43

AVERAGE SHARES OUTSTANDING--BASIC               12,109           11,965             12,108           11,943
AVERAGE SHARES OUTSTANDING--DILUTED             12,223           12,271             12,263           12,206

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                Nine Months Ended
                                                                         ------------------------------
                                                                         Apr 2, 1999       Mar 27, 1998
                                                                         -----------       ------------
OPERATING ACTIVITIES:
  Net income                                                                  $4,415             $5,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            5,519              2,810
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (10,435)                561
        Inventory                                                              1,507            (1,787)
        Accounts payable and accrued expenses                                  2,907            (2,445)
        Other assets                                                           (496)               129
                                                                             -------            -------

      Net cash provided by operating activities                                3,417              4,558

INVESTING ACTIVITIES:
  Acquisitions                                                               (1,673)            (1,870)
  Purchases of property and equipment                                        (3,889)            (3,750)
  Purchases of available-for-sale securities                                   (300)           (15,377)
  Sales and maturities of available-for-sale securities                       6,537             12,259
                                                                             -------           --------

      Net cash provided by (used in) investing activities                        675            (8,738)

FINANCING ACTIVITIES:
  Repurchase of Common Stock                                                 (1,842)               --
  Net proceeds from issuance of Common Stock                                  1,255               737
                                                                             -------            ------

      Net cash provided by (used in) financing activities                      (587)                737

Increase (decrease) in cash and cash equivalents                               3,505            (3,443)

Cash and cash equivalents at beginning of period                              1,027              5,038
                                                                             -------            -------

Cash and cash equivalents at end of period                                    $4,532             $1,595
                                                                             =======            =======

                         CHRONIMED INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 2, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended July 3, 1998.

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

NOTE C--RECLASSIFICATIONS

Certain prior year balances may have been reclassified to conform with the current year presentation. These reclassifications have no impact on net income or shareholders' equity as previously reported.

NOTE D--PER SHARE DATA

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


                                                                 $s and Shares in Thousands
                                                                 --------------------------
                                                   Third Quarter Ended                            Nine Months Ended
                                            ----------------------------------           -----------------------------------
                                            April 2, 1999       March 27, 1998           April 2, 1999         March 27, 1998
                                            -------------       --------------           -------------         --------------
Numerator:
----------
Net income for basic and
diluted net income per share                         $466               $1,475                  $4,415                $5,290

Denominator:
------------
Denominator for basic net income
per share--weighted-average shares                 12,109               11,965                  12,108                11,943

Effect of dilutive securities:
   Employee stock options                             114                  306                     155                   263

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                            12,223               12,271                  12,263                12,206
                                                   ======               ======                  ======                ======

Net Income per Share  - Basic                        $.04                 $.12                    $.36                  $.44
                                                     ====                 ====                    ====                  ====

Net Income per Share - Diluted                       $.04                 $.12                    $.36                  $.43
                                                     ====                 ====                    ====                  ====


Options to purchase 1,697,757 and 1,630,756 shares of common stock at various prices were outstanding as of fiscal 1999 third quarter end and year-to-date respectively, but were not included in the computation of diluted net income per share because the exercise prices of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

         To increase its efforts in addressing the needs of HIV/AIDS patients, in July 1996, Chronimed acquired StatScript Management Services, Inc., the operator of specialty HIV/AIDS pharmacies. To further expand its capabilities in the area of full-spectrum disease management programs, in June 1998, Chronimed acquired Clinical Partners, Inc., a medical case management company specializing in HIV/AIDS. By integrating these two wholly-owned subsidiaries, the Company has expanded beyond product and services delivery - it supports managed care customers with decision support tools, enhances patient care, lowers costs, and provides case management services for a fee or in a risk-sharing arrangement. Chronimed is a leading HIV/AIDS disease management company. The Company plans to apply its disease management business model to other selected chronic conditions in the future.

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

         In March 1998, Chronimed acquired DiaScreen Corporation, a dry reagent chemistry technology company, which broadened the Company's proprietary product offerings to include both blood and urine diagnostic testing. Chronimed has received FDA clearance to market its proprietary DiaScreen(R) brand 10-parameter urine test strip that detects chronic health conditions such as kidney and liver disease, hepatitis, and diabetes. The 10-parameter urine test strip is the most widely used urine screening test in the world.

         In June 1998, Chronimed signed a development and distribution agreement with Cell Robotics International, Inc., an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. Chronimed has exclusive worldwide rights to the FDA-approved Lasette(TM) laser technology products, which represent a new and improved technology for collecting capillary blood from fingertips. Shipments of the institutional model of this product designed for use in clinical settings began in November 1998. FDA approval for a consumer use version was received in December 1998, with sales expected to begin late in calendar year 1999.

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

      Total revenue increased 53%, from $33.7 million to $51.7 million, for the third quarter ended March 27, 1998, and April 2, 1999, respectively; and 43%, from $100.1 million to $143.2 million, for the nine months ended March 27, 1998 and April 2, 1999, respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases.

      Specialty Pharmacy Services revenue grew $7.5 million and 40% in the third quarter, from $18.7 million to $26.2 million. Most of the growth came from the Injectables program - up $5.9 million in third quarter -- which experienced strong patient intake from the managed care plans. Another significant contributor to this growth was the Organ Transplant pharmacy, which grew $1.4 million in the third quarter due to continued focus on key transplant centers and the introduction of Chronimed's Life Management program, which is designed to improve medication compliance and lower the incidence of organ rejections.

      Disease Management revenue grew $9.7 million and 121% over last year's third quarter, from $8.0 million to $17.7 million. Approximately $9.2 million of this growth came from the StatScript Pharmacy network, with new pharmacies, new patients in existing stores, and higher pharmaceutical prices all contributing to the growth. The remaining $500,000 of revenue growth came from case management and strategic services contracts through Clinical Partners, which were not included in the Company's results last year (Chronimed acquired Clinical Partners in June 1998).

      Diagnostic Products revenue grew $800,000 and 12% over last year's third quarter, from $6.9 million to $7.7 million. Significant new products, most notably the Select GT blood glucose system and the DiaScreen urine diagnostic tests, have contributed to this growth. There was approximately $500,000 of revenue in last year's third quarter from the Publishing business, which was sold this year. Excluding Publishing, Diagnostics Products grew $1.3 million over last year's third quarter.

      Overall revenue growth for fiscal 1999 is expected to be about 40% above fiscal 1998 as revenue growth is expected to continue in all three of Chronimed's operating segments. Important to this projection is the Company's belief that its Diagnostics Products business will be successful in the marketplace with its newer proprietary products. Equally important to this projection is the Company's ability to maintain and add contracts in its Specialty Pharmacy Services business and its ability to maintain and grow its customer base in Disease Management. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

      Gross profit dollars for the third quarter increased 15% from $9.3 million last year to $10.7 million this year. Gross profit percentage for the third quarter was 20.7 % against 27.6% last year. Percentage gross profit reduction is a natural consequence of the growth of the Specialty Pharmacy Services business, particularly the Injectables program, with its lower managed care margins. Also, in Diagnostic Products, gross profit percentages have declined as a result of the delays in the revenue ramp up of the proprietary Select GT blood glucose system and the DiaScreen urine test strip products.

SELLING AND MARKETING EXPENSES

      Overall selling and marketing expenses in the third quarter were up approximately $200,000 and 11% compared to last year's third quarter, on overall revenue growth of 53%, as a result of increased spending for product releases and increased promotional expenses. The Company experienced modest selling and marketing expense growth in all three of its operating segments. As a percentage of revenue, selling and marketing expenses dropped from 6.2% in last year's third quarter to 4.5% in this year's third quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative (G&A) expenses for the third quarter totaled $7.4 million, up from $5.0 million last year. As a percentage of revenue, G&A expenses decreased from 14.9% last year to 14.4% this year. Much of the absolute dollar increase in spending is the impact of the June 1998 acquisition of Clinical Partners. Most of the Clinical Partners' operating expenses, including goodwill amortization, are classified as G&A expense. Other important areas of G&A spending growth include the addition of new StatScript pharmacies, information systems, and facilities. The Company believes that these infrastructure investments are necessary to support revenue growth. G&A expense decreased as a percentage of revenue due to the significant revenue growth rate in the third quarter and the timing of some expenses.

INTEREST INCOME

      Interest income decreased from $354,000 in last year's third quarter to $28,000 this quarter. There are two major reasons for the decline. First, in financing Chronimed's significant growth, the average investable funds for this quarter were down to about $2 million compared to approximately $16 million last year. Second, last year's third quarter included $110,000 of interest income from the Orphan Medical receivable arising from the Orphan Medical rights sale; this third quarter, with the receivable balance paid in full, the Company did not recognize any interest income from Orphan Medical.

 INCOME TAXES

      The Company's income tax rate was approximately 39% in each of the quarters ended March 27, 1998, and April 2, 1999. The current third quarter rate of 39% is expected to continue through fiscal 1999 year end.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 2, 1999, the Company had working capital of $36.6 million with no long-term debt, and $66.3 million of shareholders' equity.

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

      The days sales outstanding (DSO) of the Company's accounts receivable increased from 51 at March 27, 1998, to 59 at April 2, 1999. This negative trend is caused mainly by the Specialty Pharmacy Services business, where the Company has dedicated much of its efforts to the recent implementation of a new pharmacy system, and slower-than-expected collections from a large, low-risk account. Upon full redirection of these efforts to the collection of receivables, expected to be accomplished in fiscal 2000, the Company believes that DSOs will return to the low 50 days sales outstanding range that has been achieved in earlier quarters.

      Inventory levels improved from $10.9 million in June 1998 to $9.4 million in March 1999, despite the 43% revenue growth for the first nine months of fiscal 1999. The Company believes that it is properly reserved for excess and obsolete inventory.

      The Company has a discretionary line of credit of $15 million. There was no balance outstanding under the line of credit at April 2, 1999. The Company believes that it may need to use the line of credit before the end of fiscal year 1999 to fund certain investments and business growth.

THE YEAR 2000 READINESS DISCLOSURE STATEMENT

Background
----------
The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit data fields to designate a year. As the century date occurs, date-sensitive systems might recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems, or the systems used by the company's suppliers, payors, or other constituencies, to process critical financial and operational information incorrectly.

State of Readiness
------------------
The Company has created an internal team that has been assessing Year 2000 readiness and taking actions as necessary. The Company's primary strategy is and has been to replace its older, inefficient systems with current technology to improve productivity and customer responsiveness. Most of these systems projects have been undertaken in response to specific business needs and not as a result of the Company's planned Year 2000 efforts. Nonetheless, we have included all information systems and business functions in our assessment of Year 2000 readiness. A brief assessment of Year 2000 readiness follows:

The Company has completed its comprehensive inventory and risk assessment of all systems and business functions.

The Company has completed the conversion of its core information technologies to Year 2000 compliant systems. Two of the Company's business units currently maintain some dependencies on systems that are not yet Year 2000 compliant. However, these systems are in the process of being converted to fully compliant systems by June 1999.

With respect to the Company's non-mission critical systems and business functions, the Company is in the process of evaluating readiness, testing systems, and communicating with vendors and customers.

Communications with vendors and customers will continue through 1999. In addition to compiling information related to the readiness of goods and services provided to the Company, Chronimed is informing customers that all of its proprietary medical devices are Year 2000 compliant. The Company has determined that internal systems will permit an uninterrupted flow of pharmaceuticals and related services to its customers and is verifying that it will continue to receive an uninterrupted flow of inventory and raw materials from its major vendors.

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

Costs to Address Year 2000 Issues
---------------------------------
The Company has implemented, and is in the process of implementing, core systems designed to improve productivity and customer responsiveness that are also Year 2000 compliant. The most significant projects include the Company's integrated general ledger, accounts payable and fixed assets system, which was implemented in 1997, and its pharmacy services system, which was implemented in 1998. We do not view these and other similar projects as part of the Company's Year 2000 costs because we did not accelerate their replacement due to Year 2000 issues. These projects are capitalized as property and equipment on the Company's balance sheet and are depreciated over the estimated useful life of the system.

Because the Company has been active in implementing new systems as described above, direct expenses related to specific Year 2000 modifications for both information systems and business systems should not be material to the financial statements. During the current calendar year, the Company has incurred approximately $50,000 over and above its ongoing productivity projects to specifically modify existing systems and applications for Year 2000 computing. The Company estimates that $150,000 over and above its ongoing productivity projects was incurred in calendar 1998, and that up to $250,000 will be incurred in calendar 1999. Such costs have been or will be charged to expense as incurred and are being funded through operating cash flows.

Risks to the Company
--------------------
The Company believes that its greatest Year 2000 risk is related to reimbursement from third-party payors, particularly state and federal governments. Risk also exists relative to the flow of raw materials and inventory from vendors. Interruption of the Company's business due to infrastructure failure, in the form of power or telecommunications breakdowns, is believed unlikely. However, the Company's contingency plan is addressing short-term loss of these basic utilities. Minimal risks are associated with the functioning of the Company's information technologies, financial systems, physical plant and equipment, internal communications and human resources functions.

Contingency Plans
-----------------
The principal focus of the Company's contingency plan involving third-party payors will include the dedication of cash reserves or available credit to accommodate delays in cash flow and the assignment of current and new personnel to the processing of non-electronic reimbursement forms. Contingency planning has begun with respect to the flow of raw materials and inventory, and the Company is considering increasing inventory to overcome vendor delays. All Company contingency plans, other than those involving governmental payors, will be completed by June 1999. It is anticipated that contingency planning with respect to governmental payors will be completed by September 1999.

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

SEASONALITY

      The Company has experienced a seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter than in its third fiscal quarter. The Company believes the seasonality of its revenues and earnings results from the acceleration of purchases of prescription drugs and medical products by individuals prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the overall business grows, the Company expects that this seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues, as was the case this fiscal year.

OUTLOOK

      Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: changes in economic conditions; general competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products, particularly the Select GT blood glucose system, the urine diagnostic strips, the Assure blood glucose system, and the Lasette laser finger perforator system; pressures on gross profit margins; the Company's ability to execute its sales and marketing plans; termination of key payor contracts; failure to collect key accounts receivable; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business, including FDA compliance and regulations; loss or retirement of key executives; a change in the status of the Company's loan guarantee with a key executive; unforeseen Year 2000 circumstances; material litigation; changes in the status of managed care contracts; changes in ownership; and management of growth. Please see
Exhibit 99 filed with the Company's Form 10-K on September 30, 1998, for additional circumstances that could cause actual results to differ from forecasts.

PART II.   OTHER INFORMATION
----------------------------

Items 2, 3, 4 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 1.        Legal Proceedings

      On March 5, 1999, Chronimed (the "Company") commenced a declaratory judgment action against Bayer Corporation in federal district court in Minnesota. The Company's lawsuit seeks a judicial declaration that technology used by the Company in its DiaScreen(R) 10 diagnostic urine test strip does not infringe patents used by Bayer in its urine test strip. The Company's action does not seek monetary damages.

      Bayer Corporation responded to the Company's lawsuit by filing a separate action against the Company on March 10, 1999 in federal district court in Indiana. Bayer's lawsuit alleges that the DiaScreen(R) 10 test strip infringes two categories of Bayer patents. Bayer's lawsuit seeks to enjoin the Company's sale of the DiaScreen(R) 10 product, damages for infringement, pre- and post-judgment interest, legal costs, and a possible trebling of damages and recovery of legal fees if willful infringement is proved. The Company has denied and is vigorously defending Bayer's infringement claims.

      Both lawsuits are in preliminary phases with the parties seeking to establish a single venue where all claims will be heard. Bayer has not presented a quantification of its alleged damages. The Company will continue to evaluate the likelihood of a negative outcome and the materiality of Bayer's claims.


Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     11.1    Computation of Earnings Per Share
                     27      Financial Data Schedule

               (b)   Reports on Form 8-K

                     The Company filed a report on Form 8-K dated May 4, 1999. The report covered the Company's fiscal 1999 third quarter earnings release and the Company's announcement to engage Paine Webber Inc. to explore strategic alternatives and enhance shareholder value.

                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CHRONIMED INC.
                                            --------------
                                             (REGISTRANT)



   May 10, 1999                             /s/  Maurice R. Taylor, II
-----------------                         -------------------------------
      Date                                    Maurice R. Taylor, II
                                            Chairman of the Board and
                                             Chief Executive Officer



   May 10, 1999                                /s/ Gregory H. Keane
----------------                          ------------------------------
      Date                                      Gregory H. Keane
                                Vice President, Principal Accounting Officer and
                                                    Treasurer