Form 10-K405
period 1999-07-02
CHRONIMED INC
filed 1999-09-29
CIK 883813

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-19952

                             ----------------------

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)

      A MINNESOTA                             IRS EMPLOYER IDENTIFICATION
      CORPORATION                                    NO. 41-1515691


                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343

                         Telephone Number (612) 979-3600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.01 par value per share

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity of Chronimed Inc. held by non-affiliates as of close of business on August 31, 1999, was approximately $89 million based on the closing price of $7.625 per share reported on the Nasdaq Stock Market. The number of shares of Common Stock outstanding as of August 31, 1999 is 12,090,263.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Chronimed Inc. ("Chronimed" or the "Company") was founded in 1985 as a Minnesota corporation and has been publicly traded (Nasdaq: CHMD) since 1992. During this time, Chronimed has become an integrated healthcare company specializing in diagnostic products, specialty pharmacy services, and disease management for people with chronic health conditions.

     The Company develops, manufactures, markets and distributes pharmaceuticals, medical diagnostic products and educational materials by mail and retail pharmacy. It also provides specialized disease management services to specific populations of patients with selected chronic conditions.

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

     By focusing on select chronic conditions, the Company believes it is able to improve the quality of care for people affected by these chronic conditions. In addition, Chronimed perceives that the expertise it has developed in these conditions makes it a valuable partner for institutions, foundations and healthcare providers working with these patients. Also, the Company believes the insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third-party Payors ("Payors") that pay a large portion of the related healthcare costs do business with Chronimed as a result of the Company's ability to improve care while minimizing overall healthcare expenditures. Finally, Chronimed has spent many years establishing relationships with the developers and manufacturers that produce the prescription drugs and other products needed to manage chronic conditions. The Company currently works directly with all of these constituents in a concerted effort to improve clinical and cost-of-care outcomes -- and enhance the quality of life for the chronically ill.

     Chronimed provides patients with a convenient, competitively-priced source of prescription drugs, medical products, counseling support, and a variety of educational materials to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her chronic condition, the lower the incidence of complications and the better the patient's quality of life. The Company believes that by educating patients and increasing patient compliance, as well as increasing provider support and intervention, clinical outcomes can be favorably improved, thus decreasing long-term financial costs of care.

     Chronimed obtains patients primarily through referrals from healthcare providers, direct patient contacts, and contracts with managed care organizations. The Company seeks to adapt managed care techniques or to develop new techniques to manage the particular delivery systems, cost structures, and utilization characteristics of patients with chronic conditions. According to PriceWaterhouseCoopers, an estimated 87% of privately insured individuals in the United States were enrolled in some type of managed care program during 1998, up from 48% in 1992. The specialty managed care industry was developed principally in response to the demand from employers and Payors for more effective control of cost increases in certain sectors, such as patients with chronic conditions. As employers attempt to control their escalating healthcare costs, they seek out Payors who have adopted various specialized managed care techniques. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, the increasing majority of patient referrals come from the Company's Payor programs.

     The Company has developed relationships with certain treatment centers, foundations and medical associations that specialize in the treatment or support of patients with chronic conditions. These relationships provide the Company with access to a large number of individuals with chronic conditions and to the healthcare providers treating these conditions.

     Chronimed believes that its system is well-suited for developers and manufacturers of pharmaceutical and medical products who are targeting small or hard-to-identify patient populations. Chronimed provides these companies with assistance in the design and rapid introduction of their products, a cost-effective means for distributing these products to specific patient populations, and a method for monitoring the use of these products.

MERGERS, ACQUISITIONS, DIVESTITURES AND STRATEGIC PLANS

     In July, 1996 Chronimed acquired StatScript Pharmacy, a Kansas City, Missouri-based specialty retail pharmacy chain focusing on HIV/AIDS, for $12.5 million. At the time of the asset purchase, StatScript had nine retail pharmacies in various cities around the country. As of July 2, 1999, the Company had increased its StatScript presence to 29 retail pharmacies in various cities around the country, with plans to open additional retail pharmacies by June 2000.

     In March 1998 the Company acquired DiaScreen Corporation, a Minneapolis-based developer and manufacturer of blood and urine diagnostic products used in institutional and in-home testing markets worldwide. Consideration paid for the asset purchase was $1.9 million plus contingencies based on future performance. At the time of the acquisition, DiaScreen was a leading contract developer of dry reagent chemistry technologies and had completed the development of a family of proprietary diagnostic products, some of which were FDA approved, and others which were ready for FDA submission. On June 24, 1998, Chronimed announced that it had received the final 510(k) clearance by the Food & Drug Administration (FDA) needed to market DiaScreen's proprietary urine chemistry testing strips, making the Company one of only three businesses in the world to have a 10-parameter urine test strip. In addition, DiaScreen's state-of-the-art manufacturing and laboratory facility enhanced Chronimed's capabilities to develop, produce, and distribute a number of diagnostic products for diabetes and other chronic conditions as well.

     In June 1998, Chronimed acquired Clinical Partners, Inc., a specialty HIV/AIDS case management company with significant data and information systems capabilities. The Company paid $6.4 million in cash and stock for Clinical Partners stock. When coupled with StatScript, this acquisition provided Chronimed with the capability to develop and launch the country's first integrated disease management program with a focus on HIV/AIDS.

     In June 1998, Chronimed signed a development and distribution agreement with Cell Robotics, an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. Chronimed has exclusive worldwide rights to the FDA-approved Lasette(TM) laser technology products, which represent a new and improved technology for collecting capillary blood from fingertips.

     In November 1998, Chronimed sold its Publishing Division assets to John Wiley & Sons, Inc., (NYSE: JWA and JWB), resulting in a $300,000 after-tax gain. The Publishing Division, which consisted of approximately 80 book titles, had become a leading independent publisher of trade books focusing on chronic diseases, and health and wellness. Chronimed sought the sale of the Publishing business because it no longer fit the Company's strategic direction.

     In February 1999, Chronimed purchased the assets of Community Prescription Center, a single retail pharmacy specializing in HIV/AIDS located in San Diego, California. The business was acquired for $1.3 million and was integrated into the Company's StatScript operations.

     On April 27, 1999, Chronimed announced that it had engaged the investment banking firm of Paine Webber to explore strategic alternatives to enhance shareholder value. The alternatives may include a merger or sale of all or part of the company. As of the date of this Report, no definitive agreements have been rendered regarding any such transactions. In addition, the Company may sever its relationship with PaineWebber at any time, and not proceed with any alternatives or their exploration.

MARKET AND GROWTH STRATEGY

     Chronimed's strategy is to continue expanding its diagnostic product offerings, its pharmacy distribution operations, and to apply its comprehensive chronic disease management model to other chronic conditions. The Company is building successful programs that can either stand alone or operate as an integrated, disease-specific program. Chronimed believes its programs offer benefits necessary to help its healthcare partners improve care while managing costs.

     The Company's growth strategy is to increase its distribution of prescription drugs and proprietary diagnostic medical products by increasing the number of patients served in its chronic disease specific programs. It also focuses on increasing sales of proprietary and licensed products to new patients and institutions by expanding sales of existing products and developing or licensing new products. Finally, the Company is increasing its special distribution programs with manufacturers and is expanding its services to meet the special needs of persons with other chronic conditions. Chronimed anticipates that it will increasingly add to the range and depth of services to managed care Payors in order to meet their demand for improved patient outcomes, as defined by certain clinical indicators, cost of care, and patient-reported satisfaction.

     Going forward, the Company intends to keep pace with the evolving trends in healthcare and respond with enhanced offerings, capabilities, and solutions. Chronimed believes it is becoming more clinically and technologically driven, and therefore more proprietary-like, and less commodity-like, for both products and services. The Company expects to fund its growth from operating cash flows and line of credit borrowings through fiscal 2000.

     Chronimed primarily serves four patient populations: people with diabetes, people with HIV/AIDS, people who have had an organ transplant, and people with complex conditions treated with injectable medications.

     DIABETES. Chronimed has long served patients with diabetes, a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate or complete lack of insulin production by the pancreas. Many complications can arise from the damage that diabetes inflicts upon the body's vascular and neural systems, including reduced vision or blindness, stroke, heart disease, kidney failure, impotence and loss of circulation in the limbs, possibly leading to amputation. In 1993, the National Institutes of Health announced the results of a major multi-year research study. The Diabetes Control and Complications Trial study, demonstrated that more frequent monitoring of blood glucose levels and more frequent insulin injections, along with a regimen of diet and exercise could reduce complications of diabetes, such as blindness, loss of nerve sensation and amputation, by as much as 60%. An estimated 16 million Americans have diabetes, yet only about 10 million are believed to have been diagnosed according to a 1997 report published by the American Diabetes Association.

     Of persons diagnosed with diabetes, approximately 90 to 95 percent are Type II and the remainder are Type I. A person with Type I diabetes, in which the pancreas produces little or no insulin, requires daily insulin injections for survival. The Company believes that a person with Type I diabetes spends an average of about $1,000 a year on required supplies. In addition, the January 1997 MEDICAL AND HEALTHCARE MARKETPLACE GUIDE estimates that 40% of people diagnosed with Type II diabetes are using insulin injections to manage their disease. Both Type I and Type II diabetics require ongoing education, self-care and clinical monitoring to maintain glucose control. They both also need the appropriate products to monitor their glucose levels on a daily basis. Chronimed serves diabetics with blood glucose control systems and supplies through a number of distribution channels.

     HIV/AIDS. Chronimed began to serve patients with HIV/AIDS through its mail-order pharmacy in 1994. The Company increased its commitment to HIV/AIDS patients with the July 1996 acquisition of the StatScript pharmacies. With the June 1998 acquisition of Clinical Partners, Chronimed launched its first integrated disease management program with a focus on HIV/AIDS. Patients with AIDS, or acquired immune deficiency syndrome, have a suppressed immune mechanism and a high mortality rate. The cause of the suppression of the immune mechanism is HIV, or human immunodeficiency virus. HIV results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, patients are unable to fight and overcome the onset of routine infections. These patients face many long-term physical, financial and psychological challenges due to the often debilitating nature of the disease. The Company's programs for these patients are intended to assist them in gaining maximum control over their disease in an effort to lower the incidence of complications and improve their quality of life.

     It is estimated that approximately one million individuals are HIV-positive in the United States, of which management estimates that 350,000 people are receiving treatment and 500,000 are candidates for treatment. THE NEW ENGLAND JOURNAL OF MEDICINE estimated the total cost of HIV/AIDS treatment to be $6.7 billion per year (12/24/98). Management believes the total HIV medication market in the U.S. has doubled in the last two years to about $3 billion or 4.3% of all U.S. drug expenditures. Compared to prior years, these trends reflect a reallocation of HIV/AIDS spending away from inpatient hospital, subacute and hospice services to pharmaceutical therapies. This shift occurred after the introduction of the new class of protease inhibitor therapies and reflects the growing clinical acceptance of combination therapy (vs. AZT monotherapy) as the preferred method of fighting HIV infection. Over the next five years, management expects the number of patients seeking early intervention oral medication therapy to increase to 55-70% of all HIV insured individuals. HIV/AIDS patients typically require more than $10,000 per year of prescription drugs, yet overall costs of treating HIV/AIDS have declined due to reductions in opportunistic infections and other high-cost regimens. A 1997 study done by the Department of Veteran Affairs, and presented at the 12th World AIDS Conference, found the average annual cost of combination drug therapy was $10,000-$16,000 per patient per year, versus a cost of $100,000 per patient per year to treat advanced AIDS in a hospital. Chronimed's strategy for taking advantage of this environment has been to grow its StatScript pharmacy outlets and expand its Clinical Partners operations. The original chain of nine StatScript pharmacies acquired by the Company in July 1996 has expanded to 29 pharmacy locations in fiscal 1999, with plans to open additional pharmacies through fiscal 2000. The Company's Clinical Partners operation currently has four Health Resource Centers, with plans to expand operations in the future.

     ORGAN TRANSPLANT. Since 1990, the Company has served patients who have had solid organ and bone marrow transplants. According to national transplantation data, there were approximately 195,500 solid organ transplants from 1988 through 1998, of which approximately 21,000 were performed in 1998. There are approximately 270 transplant centers in the United States. Transplant patients typically require about $10,000 of prescription drugs during the first year following transplantation and about $8,000 of such drugs per year thereafter. The total amount spent on immunosuppressant drugs in 1996 was estimated at approximately $212 million (United Network for Organ Sharing, Transplant Awareness Inc.). Chronimed serves its organ transplant patients primarily through a centralized mail order pharmacy and also through local StatScript pharmacy sites.

     INJECTABLE MEDICATIONS. In late 1994, the Company began serving the patients with chronic conditions treated with injectable medications through a pilot program with Prudential Pharmacy Management. Subsequent to the fiscal 1995 year end, Prudential permitted the Company to offer the injectables program to its entire HMO network. The Company has also begun servicing patients under similar contracts with other Payors, large and small. Many conditions may be treated with injectable medications, including growth hormone deficiency, hemophilia, cancer, hepatitis B and C, infertility and multiple sclerosis. The Company's program for these patients cuts costs through reduced product acquisition costs, efficient delivery systems and streamlined claims and billing services. These cost savings can be passed on to Payors, making the Company's program attractive to managed care groups. Chronimed estimates the annual cost of injectable medications alone is $7 to $10 billion in the U.S. With approximately 350 biotech drugs in development (tripling since 1989), the number of new biotech drugs is expected to increase 20% by the year 2000 (PhRMA, 1999). Chronimed serves its injectables patients with drugs sourced from its centralized mail order pharmacy.

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

     The Company believes that the Supreme II(R) blood glucose monitor is well-suited for use in healthcare facilities, particularly long-term care facilities, where the same monitor is used to test the blood glucose levels of more than one patient. The Company has the exclusive rights to market and manufacture the Supreme test strips in defined territories; the Company's production met all of its sales requirements in fiscal 1999.

     In March 1998, Chronimed introduced the Select GT(TM) Blood Glucose Testing System, a new blood glucose monitor with accessories for in-home use by individuals with diabetes. The value-priced Select GT(TM) is being sold through several retail distribution channels, including medical products and mail-order distributors, as well as wholesalers, retailers, and other private-labelers. The Company's goal is to produce easy-to-use diabetes products that provide fast and accurate glucose test results. The new Select GT(TM) System expands Chronimed's market opportunity into the consumer sector. Approximately 10% of the Company's total revenues in the fiscal year ended July 2, 1999, were derived from sales of the Supreme and Select GT(TM) technology. This compares to 12% of total revenues for the fiscal year ended July 3, 1998, and 11% of total revenues for the fiscal year ended June 27, 1997, for the same products.

     Chronimed introduced the Assure(TM) Blood Glucose Monitoring System, a new diabetes testing product utilizing electrochemical biosensor technology, at the annual American Association of Diabetes Educators (AADE) meeting which took place in August, 1998. The Company believes this new technology will allow Chronimed to compete for retail business on a more competitive basis.

     The Company is currently exploring new proprietary diagnostic products and various generations of current products. Such products, if they are determined to be economically feasible, will be distributed to new and existing markets.

     DIASCREEN. In June 1998, Chronimed received FDA clearance to market the proprietary DiaScreen(R) brand 10-parameter urine test strip, which screens for a variety of chronic health conditions. The urine chemistry test strip changes color as it screens for leukocytes, glucose, ketone, blood, nitrite, bilirubin, urobilinogen, protein and levels of pH and specific gravity. This test strip provides evidence of chronic health conditions such as kidney and liver disease, hepatitis, and diabetes, among others.

     Chronimed participates in the global dry reagent urine chemistry screening market, which management estimates to be $250 million per year. The 10-parameter urine test strip is a widely used urine screening test, and generates a major portion of urine diagnostic revenues worldwide. Chronimed launched its product in the fall of calendar 1998 through its existing worldwide distribution channels.

     DISTRIBUTION AGREEMENT WITH CELL ROBOTICS. In June 1998, Chronimed announced its intent to partner with Cell Robotics International, Inc. (OTC:
CRII), an Albuquerque, New Mexico-based manufacturer of scientific and medical laser devices. The Company's development and distribution agreement with Cell Robotics grants Chronimed exclusive worldwide rights to market and sell the Lasette(TM) laser finger perforator system and all future generation products developed using Lasette(TM) laser technologies, as well as worldwide manufacturing rights of the disposable components. The patent-protected Lasette(TM) is a new device designed for virtually pain-free blood glucose testing for use by healthcare professionals and consumers. Lasette(TM) offers a significant change from the pain of blood sampling with steel lancets or needles since the invention of the blood glucose meter 20 years ago.

     Terms of the development and distribution agreement include Chronimed's staged purchase of Cell Robotics stock (up to $600,000) to facilitate the development of the consumer home use model of the Lasette(TM), as well as minimum purchases of product when production meets certain criteria. During the fiscal year ended July 2, 1999, Chronimed acquired 75% of the stock ($450,000) amount owed under this agreement. The Company believes it will be required to pay, and has the resources to pay, the remaining 25% ($150,000) of this stock obligation during fiscal year 2000.

     Chronimed began shipping the institutional Lasette(TM) model, for use in clinical settings, on November 4, 1998. Approximately one month later, the FDA approved the institutional model for in-home use, provided the patient received a prescription from their physician and received appropriate training. Also in December 1998, the FDA gave approval to Cell Robotics' second-generation, smaller consumer model for in-home use, the Lasette II(TM). Both Chronimed and Cell Robotics believe the Lasette II(TM) should be ready for sale during fiscal year 2000. Both products, the Lasette(TM) and the Lasette II(TM), will be sold through Chronimed's existing national and international sales force

SPECIALTY PHARMACY SERVICES

     Chronimed provides drug and medical product delivery services for a wide variety of high-cost chronic conditions including diabetes, HIV/AIDS, solid organ transplants, multiple sclerosis, hemophilia, growth hormone deficiency, hepatitis B and C, infertility, and cancer. These patients are often underserved by traditional drug distribution systems.

     Chronimed has Payor relationships and agreements with HMOs, major health insurers, government agencies, and other managed health plans covering a significant population. As part of these contracts, the Company offers customized programs designed to maximize care and control costs for specific chronic diseases that require high-cost medications and have low utilization rates. The Company's value-added services include reliable information from highly trained registered pharmacists and internally certified patient specialists; easy enrollment; patient confidentiality; complete insurance billing; compliance monitoring; educational materials; refill reminder program; 24-hour pharmacist availability; drug utilization and cost-savings reports for payors; and timely shipments to patients' homes, workplaces, physicians' offices, or treatment facilities.

     Chronimed provides timely distribution of critical medications directly to patients nationwide, while ensuring competitive prices to Payors. These drug therapies are quite expensive ($3,000-$150,000 per patient per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen -- all reasons why these medications are not routinely stocked in retail pharmacies. The Company also coordinates its services with Payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, the Company will work with its healthcare partners to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes. Because of these services, Chronimed can serve large volumes of patients and produce quality outcomes at lower cost.

CENTRALIZED PHARMACY DISTRIBUTION

     The Company stocks approximately 2,700 brand name and generic prescription drugs and other medical products. Diabetes-related products include durable equipment such as blood glucose monitors, and consumables such as insulin, syringes, reagent strips, infusion sets, and lancets.

     The Company distributes prescription drugs and diagnostic medical products through its centralized pharmacy mail-order system to the patients it serves. The Company believes that it can distribute these products with considerably higher levels of service at a competitive cost (in comparison to local and national retail pharmacies). This is accomplished through economies of scale due to our high volume of relatively less common products; efficient processing of specialty products unfamiliar to many retail pharmacists; and reducing misuse or abuse of prescription drugs. Patients benefit greatly from the convenience of having products delivered directly to their homes and, in many cases, from lower initial out-of-pocket costs for such items. Orders are generally received via toll-free telephone numbers and are shipped by Federal Express or UPS to insure prompt delivery.

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

LOCALIZED COMMUNITY PHARMACIES

     STATSCRIPT PHARMACY. In July 1996, Chronimed acquired the assets of StatScript Management Services, Inc., and its associated nine specialty pharmacies. This acquisition gave Chronimed a significant presence in the HIV/AIDS pharmacy marketplace from which to grow revenues and profits. The StatScript Pharmacy chain is the market leader in providing local, specialty pharmacy services and prescription drugs to people with HIV/AIDS. Chronimed's revenue growth in this business comes from the continued rollout of the combination drug therapies of protease inhibitors, nucleoside analogs, and non-nucleoside reverse transcriptase inhibitors; well-placed new pharmacy openings; and new patient acquisitions at existing sites. The Company opened six new sites, and acquired Fifth Avenue Pharmacy, in fiscal 1999, for a total of 29 locations in 26 cities. StatScript pharmacies are located within patient communities and are committed to the HIV/AIDS patient through community resources, patient education, clinical team communication, and complete patient tracking. It is the largest network of HIV/AIDS community-based specialty pharmacies in the country, with plans for continued growth nationwide.

     In addition to HIV/AIDS medications, in fiscal 1998 the Company began the distribution of organ transplant drugs through its localized StatScript Pharmacies in order to better meet the needs of its patients. Sometimes transplant medications require same-day delivery; therefore, distribution through the local StatScript pharmacy offers the logical solution for rapid and timely delivery.

     StatScript Pharmacy is headquartered in Kansas City, Missouri, and currently has pharmacies in Atlanta, Austin, Chicago, Clearwater, Coral Gables, Dallas, Denver, Fort Lauderdale, Houston, Indianapolis, Kansas City, Las Vegas, Miami Beach, New York City, Philadelphia, Phoenix, Safety Harbor, Salt Lake City, San Antonio, San Diego, San Francisco, Seattle, St. Louis, Tampa, Washington, D.C., West Hollywood, and West Palm Beach. In late fiscal 1998, the Company began to integrate the StatScript pharmacy operations with its Clinical Partners subsidiary to offer the full spectrum of disease management services.

DISEASE MANAGEMENT

     With the June 1998 acquisition of Clinical Partners Inc., Chronimed launched its first integrated disease management program with a focus on patients with HIV/AIDS. The goal of disease management is to improve the quality of patient care and clinical outcomes thereby reducing overall financial costs. The Company believes that with appropriate diagnosis, drug therapy, monitoring, case management, and aggressive intervention, costly complications can be delayed or avoided, the severity of chronic diseases can be reduced, and total costs decreased. Healthcare Payors, especially managed care organizations, strive for these results and value partners who can deliver this. For managing patients with high-risk, high-cost chronic conditions, Chronimed has already attained certain levels of expertise and competency in the disease states of diabetes, HIV/AIDS, and organ transplants.

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

     The Company plans to integrate its Clinical Partners operations with StatScript Pharmacy to offer full-spectrum HIV/AIDS disease management services. With StatScript and Clinical Partners working together, Chronimed's goal is to expand beyond product and services delivery, enabling the Company to support its managed care customers and providers of care with decision tools that enhance patient care, lower costs, and facilitate case management services. The Company plans to apply its chronic disease management business model to other selected chronic conditions in the future.

MANUFACTURER DISTRIBUTION SERVICES

     The Company offers specialized distribution programs for developers and manufacturers of prescription drugs and medical products for small or hard to identify patient populations. In 1994, Chronimed spun off Orphan Medical, Inc., then a division responsible for pharmaceutical development. The Company is Orphan Medical's exclusive direct-to-patient distributor in the United States for Cystadane(TM), indicated for patients with Homocystinuria. The Company has since signed agreements with other manufacturers such as Centeon (Stimate(TM)), MGI Pharma (Salagen(TM)), and the American Red Cross (AHF-M, a factor product for Hemophilia) to administer valuable patient assistance programs and distribute their products. The Company serves as the exclusive U.S. distributor of Cystagon, a drug manufactured by Mylan Pharmaceuticals, Inc. Cystagon is indicated for Nephropathic Cystinosis, a rare genetic disorder. The Company believes these programs are evidence of how the systems and relationships it has developed in serving specific patient populations can be leveraged into new business opportunities.

PAYOR PROGRAMS

     Healthcare costs have increased significantly in the United States in recent years. According to the Health Care Financing Administration, national health expenditures are expected to reach $1.32 trillion in 2000 (14.3% of GDP), up from $949 billion in 1994 (13.7% of GDP). Employers bear a significant share of this cost through payments for employee benefit plans. Public and private employers have been driving the increased use of managed care in employee benefit plans which has resulted in a slowing of the rate of increase in health benefits costs in recent years. Between 1989 and 1996, for example, health insurance costs for employees with family coverage enrolled in HMOs increased by 58%, compared to an increase of 68% for families in conventional insurance plans (General Accounting Office Report to U.S. Senate, 1997). Such data illustrate the potential of managed care programs to help control benefits costs. Chronimed has built payor programs into its Specialty Pharmacy Services and Disease Management business areas.

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

     * In the case of HIV/AIDS, integration of StatScript Pharmacy and Clinical Partners to influence activities of physicians, pharmacists, hospitals, and laboratories to effect favorable outcomes for patients.

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

     Sales activities are generally carried out through direct sales calls on Payors, case managers, healthcare providers and treatment centers; direct-to-consumer marketing with fulfillment by mail via the Company's retail stores; and direct sales to distributors. The Company employs approximately 35 sales representatives who sell certain of the Company's diagnostic products to the retail market, to healthcare institutions (primarily long-term care facilities) and to international customers; approximately 5 sales representatives who promote the use of the Company's prescription products, and disease management programs to Payors and the approximately 270 largest transplant centers in the United States. The Company's current business plan includes adding sales representatives to the Company's diagnostic products business and managed care Payor sales effort during fiscal 2000.

     The Company is actively pursuing relationships with international distributors for diagnostic product sales. All international sales transactions are in United States dollars to mitigate foreign currency risk.

SUPPLIERS

     The Company purchases prescription drugs and medical products directly from manufacturers and from wholesalers. The availability and prices of products distributed by the Company are subject to market conditions. When available, the Company takes advantage of special discounts offered by suppliers. The Company stocks approximately 2,700 brand name and generic prescription drugs and medical products. When the Company receives a prescription for a drug it does not have in inventory, it generally can obtain the required item from a wholesaler by the next business day.

     The Company currently purchases Sandimmune(R) and Neoral(R), the primary immunosuppressive drugs used in the United States, from Novartis, the manufacturer of Sandimmune(R) and Neoral(R), through the Company's usual wholesaler. Sandimmune(R) and Neoral(R) are generally available from several wholesale drug suppliers. For the fiscal year ended July 2, 1999, less than 10% of the Company's sales were derived from sales of Sandimmune(R) and Neoral(R). Conversely, these products accounted for approximately 10% and 13% of the Company's total revenues in the fiscal years ended July 3, 1998 and June 27, 1997 respectively. If the Company were unable to purchase Sandimmune(R) and Neoral(R), given that no substitution is currently available, its revenues and profitability would be materially and adversely affected.

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

     PRODUCTION DEPENDENCIES. Since July 1995, the Company has manufactured the Supreme reagent strip in-house. Manufacturing of the Company's new Select GT, Assure and DiaScreen products is also controlled in-house. Certain materials used in these respective manufacturing processes are only available from one or a limited number of vendors. The Company's ability to manufacture the above named products will be dependent on its ability to maintain adequate supplies of materials from its vendors.

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

COMPETITION

     The distribution of prescription drugs, medical products and health related publications are highly competitive businesses. The Company's principal competitors consist of specialty mail-order pharmacies, home infusion companies, local and national retail, hospital and mail service pharmacies, certain vendors of disease state management services, and manufacturers and distributors of diabetes products. HMOs are increasingly undertaking their own in-house disease state management programs. Many of these companies have substantially greater resources than the Company. Moreover, the healthcare industry generally and the provider segment in particular, has experienced and is expected to continue to experience consolidation. This trend could produce additional competitors having larger and substantially greater resources than the Company. Competitive pressure could cause the Company to lose market share or experience significant price erosion, which would have a material adverse effect upon the Company's revenues and profitability. The Company competes on the basis of service, convenience, product availability, price, and outcomes impact. Although there are significant competitors in each of the Company's lines of business, the Company believes that it currently has no single competitor offering the same or a similar combination of prescription drugs, medical and diagnostic products, educational materials, pharmacy services and disease management programs to specific populations of patients with chronic conditions.

LIABILITY INSURANCE

     Providing healthcare services and products entails an inherent risk of liability. In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, including professional and product liability, in an amount deemed adequate by management. The Company is further insured for product liability under various policies of drug manufacturers. There can be no assurance, however, that claims in excess of the Company's insurance coverage will not arise. In addition, many of the Company's insurance policies must be renewed annually. Although the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that it will be able to do so in the future on acceptable terms or at all.

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

     In general, the Company's pharmacy operations are regulated by the statutes and regulations of Minnesota, where it is licensed as a retail pharmacy and wholesale distributor of pharmaceuticals, as well as of Arizona, California, Colorado, the District of Columbia, Florida, Georgia, Illinois, Indiana, Missouri, Nevada, New York, Pennsylvania, Texas, Utah, and Washington state, where it is licensed as a retail pharmacy. The licensure application process is underway in several other states where the Company intends to open StatScript retail pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to patients in other states in which the Company does not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to patients in such states. The Company believes that it is in substantial compliance with such laws in substantially all relevant jurisdictions.

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

     In addition to state regulations of pharmacies and pharmacists, federal statutes and regulations establish standards for the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. To the extent the Company uses the federal postal service, Federal Trade Commission and United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within 30 days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with the above requirements. Substantially all of the Company's products are shipped by commercial delivery services, with the exception of the StatScript retail pharmacies.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The costs associated with the Company's compliance with Federal, state and local environmental laws are minimal. For these reasons, the Company's compliance with such laws does not have a material effect on its capital expenditures, earnings or its competitive position in the marketplace.

INTELLECTUAL PROPERTY

     While the Company believes that patent protection is important to its business, it does not believe that the expiration or invalidation of any particular patent would have a material adverse effect on its business. All licenses held with respect to technology used by the Company are believed to be fully enforceable. The loss of any one of several licenses held by the Company would probably not have significant adverse effect on the Company.

SEGMENT INFORMATION

     See Note 11 of Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K for information regarding the Company's segments.

SEASONALITY

     The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the overall business grows, the Company expects this seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues, as was the case this fiscal year.

EMPLOYEES

     As of August 27, 1999, the Company employed approximately 375 full-time employees. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

     The Company believes that its properties provide a suitable work environment for its employees and the necessary productive capacity to manufacture and distribute its products and services. The Company currently leases all of it properties. These properties are described below:


FUNCTIONS                       LOCATIONS                         SIZE (SQUARE FEET)     LEASE TERMS
- ---------                       -------------------------------   --------------------   ---------------------------
Corporate office, including     Minnetonka, MN                          62,000           Through March 31, 2005
 customer service and
 distribution

StatScript business office      Kansas City, MO                          4,000           Through October 31, 2000

Clinical Partners business      San Francisco, CA                        4,100           Through July 31, 2001
 office

Manufacturing and               Eden Prairie, MN                        18,000           Through August 31, 2002
 product distribution           Edina, MN                               16,500           Through November 14, 2001

Specialty pharmacies and        Arizona, California,                 Various up to       Expire over periods
 clinics                        Colorado, Florida, Georgia,              3,900            extending to April, 2005.
                                Illinois, Indiana, Minnesota,
                                Missouri, Nevada,
                                New York, Pennsylvania,
                                Texas, Utah, Washington,
                                Washington, D.C.

ITEM 3. LEGAL PROCEEDINGS

     Chronimed has one legal matter to disclose, as follows:

CHRONIMED INC. v. BAYER CORPORATION, United States District Court, District of Minnesota, No. 99CV369 (JRT/FLN), filed on March 5, 1999, the Company commenced a declaratory judgment action in United States District Court, District of Minnesota, seeking judicial determination that the technology used in the leukocyte test pad of the Company's DiaScreen(R) 10-way urine test strip does not infringe patents held by Bayer Diagnostics. Bayer filed an independent lawsuit in South Bend, Indiana, claiming the Company infringes Bayer patents related to its Multistix(R) 10 SG Leukocyte and specific gravity test pad technologies and seeking injunctive relief, compensatory and statutory damages, costs and fees in an unspecified amount. The South Bend case has been transferred to Minnesota and the parties have agreed to consolidate the actions. Chronimed has filed an Amended Complaint seeking a declaration of non-infringement for both its leukocyte and specific gravity technologies. The Amended Complaint also seeks invalidation of Bayer patents, alleges unfair trade practices, and seeks unspecified damages. Bayer has answered the Amended Complaint denying the Company's claims. The parties have exchanged pre-trial discovery requests and the Court's scheduling order directs the parties to be prepared for trial in July of 2001.

Bayer's claims for damages against the Company include compensation for the claimed infringement of its patents, as well as a statutory trebling of those damages if willful infringement is found. Bayer's pleadings do not specify damage amounts. The Company is vigorously prosecuting this lawsuit and defending itself against Bayer's claims. The Company believes that its products will be found to be non-infringing. However, an adverse ruling could impair the Company's presence in the urine diagnostic products market and monetary damages would bear the possibility of material adverse impact upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

     The Company's Common Stock, $.01 par value per share, is traded on the Nasdaq Stock Market under the symbol "CHMD". The following table sets forth the range of high, low, and close transaction prices as reported by Nasdaq.

                                     1999                            1998                            1997
                         ---------------------------     ---------------------------     ---------------------------
                           HIGH      LOW      CLOSE       HIGH       LOW      CLOSE       HIGH       LOW      CLOSE
                         -------   -------   -------     -------   -------   -------     -------   -------   -------
First Quarter .......... $ 13.25   $  7.88   $  9.75     $ 12.75   $  7.56   $ 12.56     $ 20.88   $ 11.25   $ 13.06
Second Quarter .........   13.38      8.63     12.94       13.50     10.25     11.63       16.63     12.88     13.63
Third Quarter ..........   14.00      4.88      6.13       14.63     10.25     13.75       15.38      7.00      7.75
Fourth Quarter .........    8.50      4.75      8.28       15.25     10.38     12.56       11.00      6.88      7.56

     NUMBER OF SHAREHOLDERS OF RECORD

     The number of shareholders of record of the Company's Common Stock as of July 2, 1999 and July 3, 1998, was approximately 510 and 420, respectively. The approximate number of beneficial owners of the Company's Common Stock was 7,000 and 9,000, respectively, as of the same dates.

     DIVIDENDS

     The Company has never declared or paid cash dividends on its Common or Preferred Stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     On August 14, 1996, the Company issued 25,349 shares in consideration for a payment of a portion of the purchase of British American Medical, Inc., a medical products distributor acquired by the Company in August 1995. On August 14, 1997, the Company issued an additional 42,553 shares for the same purpose. On June 23, 1998, the Company issued 42,000 shares as part of its acquisition of Clinical Partners, Inc., a disease management company specializing in HIV/AIDS. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

                                                                             YEAR ENDED
                                              -------------------------------------------------------------------------
                                                JULY 2,         JULY 3,        JUNE 27,        JUNE 28,        JUNE 30,
                                                 1999            1998           1997            1996            1995
                                              ---------       ---------       ---------       ---------       ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FINANCIAL RESULTS
Revenues ................................     $ 198,413       $ 140,655       $ 117,171       $  90,512       $  62,527
Income from operations ..................         5,844          10,270           8,876           6,973           1,054
Interest income .........................           419           1,453             798           1,327           1,024
Other income ............................           503              --           1,700              --              --
Income tax expense ......................         2,639           4,572           4,330           2,841             475
                                              ---------       ---------       ---------       ---------       ---------
Net income ..............................     $   4,127       $   7,151       $   7,044       $   5,459       $   1,603
                                              ---------       ---------       ---------       ---------       ---------
Basic earnings per share ................     $     .34       $     .60       $     .59       $     .45       $     .14
Diluted earnings per share ..............     $     .34       $     .59       $     .56       $     .42       $     .13
Basic weighted-average shares ...........        12,096          11,955          12,019          12,221          11,685
Diluted weighted-average shares .........        12,256          12,221          12,659          13,137          12,612

FINANCIAL POSITION
Working capital .........................     $  37,267       $  33,092       $  33,821       $  40,261       $  31,124
Total assets ............................        80,895          73,146          65,291          68,226          52,394
Long-term debt ..........................            --              --              --             350              --
Shareholders' equity ....................        66,487          62,319          53,360          57,162          47,570

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fiscal years referenced herein are as follows:

                    FISCAL YEAR            YEAR ENDED
                    -----------    ------------------------
                        1999       July 2, 1999 (52 weeks)
                        1998       July 3, 1998 (53 weeks)
                        1997       June 27, 1997 (52 weeks)

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                            1999         1998         1997
                                           ------       ------       ------
Revenues
 Specialty Pharmacy Services .........       51.8%        56.8%        56.6%
 Disease Management ..................       32.7         23.9         16.9
 Diagnostic Products .................       15.5         19.3         26.5
                                            -----        -----        -----
                                            100.0        100.0        100.0
Cost of revenues .....................       77.3         72.1         70.7
                                            -----        -----        -----
Gross profit .........................       22.7         27.9         29.3
                                            -----        -----        -----
Operating expenses
 Selling and marketing ...............        4.6          5.8          5.8
 Research and development ............         .4           .2           .4
 General and administrative ..........       14.8         14.6         15.5
                                            -----        -----        -----
                                             19.8         20.6         21.7
                                            -----        -----        -----
Income from operations ...............        2.9          7.3          7.6
Interest income ......................         .2          1.0           .7
Other income .........................         .3           --          1.4
Income tax expense ...................        1.3          3.2          3.7
                                            -----        -----        -----
Net income ...........................        2.1%         5.1%         6.0%

BUSINESS

     Chronimed Inc. is a leading integrated healthcare company specializing in specialty pharmacy services, disease management, and diagnostic products for people with chronic health conditions. The Company develops, manufactures, markets, and distributes pharmaceuticals and medical diagnostic products. It provides specialized patient management services nationwide for people with chronic conditions such as HIV/AIDS, diabetes, organ transplants, and diseases treated with injectable medications. Chronimed works directly with patients, providers, and payors to improve clinical and cost-of-care outcomes.

RECAP OF 1999 RESULTS

     Total revenues increased 41% in 1999 to $198.4 million, caused by strong growth in the Specialty Pharmacy Services and Disease Management segments. Gross profit as a percentage of revenue declined to 22.7% in 1999 against 27.9% in 1998, although gross profit dollars increased 15% over the prior year to $45.1 million. The decline in the gross profit percentage is a result of price pressure in all segments plus the mix effect of significant revenue growth in the profitable but lower-margin Specialty Pharmacy Services and Disease Management segments. Operating expenses decreased to 19.8% of revenues in 1999, compared to 20.6% of revenues in 1998, due primarily to efficiencies in selling and marketing expenses. Income from operations decreased to $5.8 million, down 43% from the prior year of $10.3 million.

     Income from operations decreased as a percentage of revenue to 2.9% in 1999 compared to 7.3% in 1998, caused by the decline in gross profit percentage. Income tax rates remained the same in 1999 at 39%. Interest income decreased 71% to $419,000 in 1999 compared to the prior year interest income of $1.5 million, due primarily to a reduction in interest from the Orphan Medical, Inc. receivable (see Note 9 of Notes to Consolidated Financial Statements). The Company recognized a $503,000 gain on the sale of its Publishing business in fiscal 1999 as Other Income in the financial statements. Fiscal 1999 net income of $4.1 million and $.34 per diluted share compares to $7.2 million and $.59 per diluted share, respectively, for fiscal 1998.

REVENUES

     The Company's revenues are derived from three segments: Specialty Pharmacy Services, which includes a collection of niche pharmacy businesses focusing on identifiable chronic conditions, principally the Injectables program with managed care, the Organ Transplant pharmacy program, and the mail order diabetes services business of Home Service Medical; Disease Management, which includes the integration of StatScript Pharmacy and Clinical Partners in serving HIV/AIDS patients; and Diagnostic Products, which includes the development, manufacturing, and distribution of proprietary blood and urine diagnostic products and accessories.

     1999 versus 1998. Total revenues for 1999 were up 41% to $198.4 million from $140.7 million in 1998, driven by growth in the Specialty Pharmacy Services and Disease Management businesses. By revenue source, 1999 compares to 1998 as follows:

                                                   FOURTH QUARTER   TOTAL YEAR
                                                   --------------   ----------
     Specialty Pharmacy Services ................        +20%          +29%
     Disease Management .........................       +103%          +93%
     Diagnostic Products (excluding Publishing) .         +1%          +19%

     The Specialty Pharmacy Services business grew 20% quarter-on-quarter in the fourth quarter and was up 29% for the year due primarily to continued patient acquisition in the Injectables program. Organ Transplant and Injectables are both expected to grow 20% or more in fiscal 2000 as a result of new contracts and further penetration of existing contracts. The Disease Management business grew 103% quarter-on-quarter in the fourth quarter and was up 93% for the year due to continued growth in patients and stores, and increased use of new HIV/AIDS drugs, at StatScript Pharmacy. The Diagnostic Products business, excluding Publishing, showed 1% quarter-on-quarter growth in the fourth quarter. For the year, Diagnostic Products revenue was up 19% due primarily to revenue increases in the Select GT(TM), Assure(TM), urine and lancet product lines. The Diagnostic Products segment is expected to grow between 15 and 20 percent in revenue for fiscal 2000 as its newer products take hold in both the domestic and international markets. Overall, the Company expects its revenue growth rate for 2000 to be approximately 30% based on initiatives put into place in 1999 and the business acquisitions from 1998. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls.

     1998 versus 1997. Total revenues for 1998 were up 20% to $140.7 million from $117.2 million in 1997, driven by growth in the Specialty Pharmacy Services and Disease Management segments. Chronimed's two acquisitions late in the fiscal year -- Clinical Partners (Disease Management) in June 1998 and DiaScreen (Diagnostic Products) in March 1998 -- did not contribute materially to the revenue growth. By revenue source, 1998 compares to 1997 as follows:


                                                   FOURTH QUARTER    TOTAL YEAR
                                                   --------------   -----------
     Specialty Pharmacy Services ................       +24%           +20%
     Disease Management .........................       +67%           +70%
     Diagnostic Products (excluding Publishing) .       +26%           -13%

     The Specialty Pharmacy Services business grew 24% quarter-on-quarter in the fourth quarter and was up 20% for the year due primarily to continued patient acquisition in the Injectables program and in Organ Transplant. The Disease Management business grew 67% quarter-on-quarter in the fourth quarter and was up 70% for the year due to continued growth in patients and stores, and increased use of protease inhibitor drugs, at StatScript Pharmacy. The Diagnostic Products business showed 26% quarter-on-quarter growth in the fourth quarter due mostly to continued performance of the Supreme blood glucose system in the long-term care market and the impact of the new Select GT(TM) blood glucose testing system for the consumer market. For the year, Diagnostic Products revenue was down 13% because of the effect of a third-party product discontinued in fiscal 1997.

COST OF REVENUES AND GROSS PROFITS

     1999 versus 1998. Total gross profit dollars increased $5.9 million, from $39.2 million to $45.1 million. The gross profit dollar increase came from the Disease Management and Specialty Pharmacy segments, offset by a decline in Diagnostic Products. Gross profit as a percentage of revenue decreased from 27.9% to 22.7% as a result of price pressure and business mix in all segments. The Company expects continued high revenue growth in 2000 in its lower-margin Disease Management and Specialty Pharmacy Services segments. This lower margin percentage growth is expected to be partially offset by growth in the higher-margin Diagnostic Products business. The Company expects its 2000 gross profits to be approximately 20 percent of revenue based on current projections of business mix.

     1998 versus 1997. Total gross profit dollars increased from $34.3 million to $39.2 million, with most of the increase coming from StatScript Pharmacy and the Injectables program. Gross profit as a percentage of revenue decreased from 29.3% to 27.9%, with improvements coming from the Supreme and Select GT(TM) blood glucose systems in the Diagnostic Products business, offset by expected declines in the lower margin Specialty Pharmacy Services and Disease Management.

OPERATING EXPENSES

     The Company's operating expenses include selling and marketing, research and development, and general and administrative (G&A) expenses. The Company's G&A expenses include both core G&A expenses (corporate and division management, information systems, accounting, human resources) and direct G&A expenses that vary with business growth (customer service, billing, and pharmacy fulfillment).

     1999 versus 1998. Total operating expenses increased $10.3 million, or 36%, in 1999 due to business acquisitions late in fiscal 1998 (DiaScreen and Clinical Partners), significant growth at the StatScript pharmacies, and general business volume. Operating expenses as a percentage of revenue declined from 20.6% in 1998 to 19.8% in 1999 due primarily to efficiencies in selling and marketing, particularly in Specialty Pharmacy. The Company's business model for operating expenses is to continue improving efficiency on greater revenue volume.

     1998 versus 1997. Total operating expenses increased $3.5 million, or 14%, in 1998 due primarily to added volume in the business. Operating expenses as a percentage of revenue declined from 21.7% in 1997 to 20.6% in 1998 due primarily to reductions in G&A expenses, most notably improvements in bad debt performance and a favorable comparison caused by the one-time write-off in 1997 of the $1.4 million HCI note receivable. Selling and marketing expenses increased $1.3 million, or 19%, in 1998, caused by people, advertising, and promotion investments in all major businesses. As a percentage of revenue, selling and marketing expenses remained at 5.8% in 1998.

INTEREST INCOME

     The decrease in interest income from $1.5 million in 1998 to $419,000 in 1999 is due to the decrease in interest from the Orphan Medical receivable, which has been paid to the Company in full in 1999, and from a reduction in investable funds used to support the Company's growth. The increase in interest income from $798,000 in 1997 to $1.5 million in 1998 was due primarily to $501,000 of interest accrued on the amount due from Orphan Medical in connection with the sale of distribution rights.

OTHER INCOME

     In November 1998, Chronimed sold its Publishing business to John Wiley and Sons, a New York publisher, for $1.8 million. As a result of the sale, the Company recognized a gain of $503,000, which was recorded as Other Income in the financial statements.

INCOME TAXES

     The Company's income tax rate in 1999 and 1998 was 39%. See Note 6 of Notes to Consolidated Financial Statements for a reconciliation to the Company's statutory rate.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents the Company's results of operations for the last 8 calendar quarters. This data is unaudited and includes, in the opinion of the Company's management, all adjustments necessary to present fairly the data in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

     The Company's results of operations for the fourth quarter ending July 2, 1999, include special charges of $800,000, or approximately four cents per share, related to costs incurred in seeking a strategic partner, legal costs, and information systems projects.

                                                               QUARTER ENDED
                                             ------------------------------------------------
                                             OCTOBER 2    JANUARY 1     APRIL 2       JULY 2
                                             ---------    ---------    ---------    ---------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999
 Revenues ...............................    $  42,796    $  48,680    $  51,683    $  55,254
 Gross profit ...........................       11,383       12,172       10,697       10,861
 Income (loss) from operations ..........        2,462        3,134          736         (488)
 Net income (loss) ......................        1,694        2,255          466         (288)
 Net income (loss) per share
  Basic .................................    $     .14    $     .19    $     .04    $    (.02)
  Diluted ...............................    $     .14    $     .18    $     .04    $    (.02)

                                                              QUARTER ENDED
                                           --------------------------------------------------
                                           SEPTEMBER 26   DECEMBER 26   MARCH 27      JULY 3
                                           ------------   -----------   --------    ---------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL 1998
Revenues ................................    $  31,673    $  34,772    $  33,699    $  40,512
Gross profit ............................        8,682       10,478        9,304       10,759
Income (loss) from operations ...........        2,265        3,290        2,084        2,632
Net income (loss) .......................        1,596        2,220        1,475        1,861
Net income (loss) per share
 Basic ..................................    $     .13    $     .19    $     .12    $     .16
 Diluted ................................    $     .13    $     .18    $     .12    $     .15


LIQUIDITY AND CAPITAL RESOURCES

     As of July 2, 1999, the Company had $37.3 million of working capital. During 1999, the Company generated $2.2 million of cash from operating activities. The average days sales outstanding (DSO) of the Company's accounts receivable worsened from 50 days at July 3, 1998 to 59 days at July 2, 1999 due primarily to two managed care accounts that the Company fully expects to collect in fiscal 2000. The average days inventory on hand improved from 32 days in 1998 to 20 days in 1999. Approximately $8.8 million of cash was provided by the net sale of available-for-sale securities, the issuance of Common Stock under employee stock option and purchase programs, and proceeds from sales. Cash was used totaling $1.9 million for the acquisition of a StatScript pharmacy (see Note 2 of Notes to Consolidated Financial Statements) and earnout payments on the 1998 DiaScreen acquisition. Further, $6.8 million was used for purchases of property and equipment, particularly for information systems, facility improvements, and production equipment for the diagnostic products business, and for the repurchase of Common Stock.

     As of July 3, 1998, the Company had $33.1 million of working capital. During 1998, the Company generated $5.3 million of cash from operating activities. The average days sales outstanding (DSO) of the Company's accounts receivable improved from 58 days at June 27, 1997 to 50 days at July 3, 1998. Approximately $4.7 million of cash was provided by the net sale of available-for-sale securities, the issuance of Common Stock under employee stock option and purchase programs, and proceeds from sales. Cash was used totaling $7.8 million for the acquisitions of DiaScreen and Clinical Partners (see Note 2 of Notes to Consolidated Financial Statements). Further, $6.3 million was used for purchases of property and equipment, particularly for information systems, facility improvements, and production equipment for the diagnostic products business.

     The Company had no long-term debt as of year end 1999 and 1998. Shareholders' equity as of year end 1999 and 1998 was $66.5 million and $62.3 million, respectively. The Company has a discretionary line of credit totaling $15.0 million, with no balance outstanding as of July 2, 1999, and $3.3 million of cash and cash equivalents, as of July 2, 1999. The Company believes that the line of credit and cash provided by operating activities will allow it to meet foreseeable cash requirements and provide the flexibility to fund future growth.

NEW ACCOUNTING STANDARDS

     Certain accounting standards have been issued which the Company is not yet required to adopt. See Notes to Consolidated Financial Statements for a discussion of the applicable standards.

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

     STATE OF READINESS

     The Company created an internal team that has been assessing Year 2000 readiness and taking actions as necessary. The Company's primary strategy is and has been to replace its older, inefficient systems with current technology to improve productivity and customer responsiveness. Most of these systems projects have been undertaken in response to specific business needs and not as a result of the Company's planned Year 2000 efforts. Nonetheless, the Company has included all information systems and business functions in its assessment of Year 2000 readiness. A brief assessment of Year 2000 readiness follows:

     The Company has completed the conversion of its core information technologies to Year 2000 compliant systems. With respect to the Company's non-mission critical systems and business functions, the Company has been evaluating readiness, testing systems, and communicating with vendors and customers.

     Communications with vendors and customers will continue through 1999. In addition to compiling information related to the readiness of goods and services provided to the Company, Chronimed has been informing customers that all of its proprietary medical devices are Year 2000 compliant. The Company has determined that internal systems will permit an uninterrupted flow of pharmaceuticals and related services to its customers and is verifying that it will continue to receive an uninterrupted flow of inventory and raw materials from its major vendors.

     The Company has been exchanging information with third party payors to facilitate an uninterrupted electronic data interchange (EDI) and reimbursement process. The Company has collected all necessary information and has been testing the readiness of these EDI systems. The Company is also monitoring the state of readiness of governmental payors. The Company anticipates that definitive information from governmental payors will not be fully available until the end of 1999. The Company is modeling its contingency plans to accommodate the potential delay in receipt of funds from such payors.

     COSTS TO ADDRESS YEAR 2000 ISSUES

     The Company has implemented core systems designed to improve productivity and customer responsiveness that are also Year 2000 compliant. The most significant projects include the Company's integrated general ledger, accounts payable and fixed assets system, which was implemented in 1997, and its pharmacy services system, which was implemented in 1998. We do not view these and other similar projects as part of the Company's Year 2000 costs because we did not accelerate their replacement due to Year 2000 issues. These projects are capitalized as property and equipment on the Company's balance sheet and are depreciated over the estimated useful life of the system.

     Because the Company has been active in implementing new systems as described above, direct expenses related to specific Year 2000 modifications for both information systems and business systems should not be material to the financial statements. During the current calendar year, the Company has incurred approximately $200,000 over and above its ongoing productivity projects to specifically modify existing systems and applications for Year 2000 computing. The Company estimates that up to an additional $100,000 will be incurred the rest of calendar 1999. Such costs have been or will be charged to expense as incurred and are being funded through operating cash flows.

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

     CONTINGENCY PLANS

     The principal focus of the Company's contingency plan involving third-party payors will include the dedication of cash reserves or available credit to accommodate delays in cash flow and the assignment of current and new personnel to the processing of non-electronic reimbursement forms. Contingency planning has begun with respect to the flow of raw materials and inventory, and the Company is considering increasing inventory to overcome vendor delays. All Company contingency plans are being reviewed and finalized in September 1999, with ongoing updates and enhancements through year end.

OUTLOOK

     Statements contained in this annual report, other than historical or current facts, constitute "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties that could cause actual results to differ materially. The cautionary statements filed by the Company with this Annual Report on Form 10-K are included herein as Exhibit 99. Investors are specifically referred to such cautionary statements for discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments at July 3, 1998 consisted of debt securities with maturities of less than one year. As of July 2, 1999, investments consisted of equity securities of Cell Robotics International, Inc., with whom the Company has a distribution and development agreement for the Lasette Laser Lancing Device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-16 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company and their ages as of August 31, 1999, are as follows:

NAME                               AGE    POSITION
- ----                               ---    --------------------------------------
Maurice R. Taylor, II .........    53     Chairman of the Board of Directors and
                                          Chief Executive Officer
Henry F. Blissenbach, Pharm D .    57     President and Chief Operating Officer
Steven A. Crees ...............    45     Senior Vice President
Steven B. Russek ..............    52     Senior Vice President
Perry L. Anderson .............    39     Vice President
Shawn L. Featherston ..........    46     Vice President
Gregory H. Keane ..............    44     Vice President, Treasurer
Patrick L. Taffe ..............    47     Vice President

     Mr. Taylor, a cofounder of the Company, has served since 1985 as Chief Executive Officer and a director of the Company and since June 1994 as Chairman of the Board of Directors. He served as President from 1985 through April 1997, upon the hiring of Dr. Blissenbach. Prior to Chronimed, Mr. Taylor held various management positions in companies whose principal activities were manufacturing, distribution and international trade. Mr. Taylor is Chairman of Linguistic Technologies, Inc., a privately-held company specializing in the application and integration of speech recognition technology into the healthcare market. He is Chairman of the Scripps/Whittier Institute for Diabetes, a non-profit organization dedicated to research, education and patient care in the field of diabetes. He is also a director of the Minnesota Zoological Garden, a public-private partnership established by the Minnesota legislature.

     Dr. Blissenbach has served as President and Chief Operating Officer of the Company since May 1997. He became a director of the Company in September 1995. From 1992 to 1997, he served as President of Diversified Pharmaceutical Services, Inc. (DPS), a United HealthCare subsidiary until 1994, then a subsidiary of SmithKline Beecham Corp. DPS is a pharmacy benefit management firm. Dr. Blissenbach also serves as a director of Ligand Pharmaceuticals Inc., a publicly-held biomedical development company.

     Mr. Crees joined the Company in January 1986 and was named a Vice President in March 1987 and Senior Vice President in July 1994. From August 1982 to January 1986, he was a marketing representative for Baxter Travenol Corp., a health-care products distribution company.

     Mr. Russek joined the Company as Senior Vice President in December 1998. From 1991 to 1998, Mr. Russek was employed by Caremark, Inc., a division of MedPartners, Inc., as Vice President of Pharmacy Services. Previous employment included several years of management, operations, and pharmacy experience in the healthcare industry. Mr. Russek is a former director of Pharmaceutical Care Management Association.

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

     Mr. Featherston joined the Company in October 1998 as Vice President, Human Resources. From 1993 to 1998, he was employed by Empi, Inc., a medical products manufacturer, as Director and Vice President, Human Resources, and Vice President, Sales Operations. Previous employment includes 20 years of Human Resources experience in consulting and industry.

     Mr. Keane joined the Company as controller in April 1996. In March 1999, he was appointed as an officer and Vice President and Treasurer. From 1983 to 1996, Mr. Keane served in a number of financial management roles at National Computer Systems, a publicly-held systems and services company based in Minneapolis, Minnesota. Previous employment included financial management experience in the software industry and public accounting experience.

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

     Following is required information about the directors of the registrant:

   NAME AND POSITIONS
    WITH THE COMPANY       AGE    PRINCIPAL OCCUPATION
   ------------------      ---    ----------------------------------------------
John Howell Bullion        47     Mr. Bullion is a co-founder of the Company and
 Director                         has served as a director since 1985. He has
                                  been Chief Executive Officer and a director of Orphan Medical, Inc., a publicly-held pharmaceutical development company, since its formation in June 1994.

John H. Flittie            63     Mr. Flittie was elected as a director in
 Director                         August 1998. He most recently served as
                                  President and Chief Operating Office of
                                  ReliaStar Financial Corporation, a NYSE-listed financial services holding company, retiring
                                  June 30, 1999. He is currently a director of ReliaStar. He joined ReliaStar (then
                                  Northwestern National Life) in 1985 as Senior
                                  Vice President and Chief Financial Officer.
                                  Mr. Flittie is also a director of Community
                                  First Bankshares, Inc., a Nasdaq-listed
                                  financial services company. Mr. Flittie is a Fellow of the Society of Actuaries and on the Advisory Board of the College of Business
                                  Administration at Drake University. He is an adjunct faculty member of the University of St. Thomas, and is a self-employed consultant.

Charles V. Owens, Jr.      72     Mr. Owens has served as a director of the
 Director                         Company since 1991. Since 1988, Mr. Owens has
                                  served as a consultant to several medical device and diagnostic firms in the United
                                  States and Japan. From 1985 to 1988, he was
                                  Chief Executive Officer of Genesis Labs, Inc.,
                                  (which included DiaScreen Corporation as a subsidiary) a diagnostics manufacturing company. Before his employment with Genesis
                                  Labs, Inc., Mr. Owens was an executive officer with various medical device companies, including Miles Laboratories, Inc. Mr. Owens is a past director of St. Jude Medical, Inc., a medical device company, and was a director of Genesis Labs, Inc., from which the Company acquired the assets of DiaScreen Corporation in March 1998.

Travers H. Wills           56     Mr. Wills was elected as a director in August
 Director                         1998. He most recently served as Chief
                                  Operating Officer and Executive Vice President of United HealthCare Corporation, retiring
                                  July 1998. He joined United HealthCare
                                  Corporation in 1992 as Senior Vice President of Specialty Operations. Prior to 1992, Mr.
                                  Wills served in various executive positions at CIGNA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements were met during fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid for the Company's fiscal year ended July 2, 1999, and for fiscal 1998 and 1997, where applicable, to the Company's Chairman of the Board of Directors and Chief Executive Officer, and the six other most highly paid executive officers (collectively, "named executive officers").

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                   ------------
                                                        ANNUAL COMPENSATION          SECURITIES     ALL OTHER
                                                    --------------------------       UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION         FISCAL YEAR     SALARY ($)     BONUS($)(1)     OPTIONS(#)(8)      ($)(9)
- ---------------------------         -----------     ----------     -----------     -------------      ------
Maurice R. Taylor, II (2)              1999           325,800         50,000          116,800         4,900
 CHAIRMAN OF THE BOARD                 1998           304,500        123,000               --         4,000
 AND CHIEF EXECUTIVE OFFICER           1997           290,000         50,000          223,000         4,100

Henry F. Blissenbach (3)               1999           232,200         25,000          116,800         5,900
 PRESIDENT AND CHIEF OPERATING         1998           200,000         65,000               --           500
 OFFICER                               1997            33,000             --          129,000            --

Steven A. Crees                        1999           170,300         13,900           58,400         2,900
 SENIOR VICE PRESIDENT                 1998           157,500         40,000               --         2,600
                                       1997           149,000         32,000           56,600         3,500

Steven B. Russek (4)                   1999           114,000         40,500           70,000        60,000
 SENIOR VICE PRESIDENT                 1998                --             --               --            --
                                       1997                --             --               --            --

Perry L. Anderson (5)                  1999           145,000         58,500           46,720         3,600
 VICE PRESIDENT                        1998           135,000         34,000               --         3,000
                                       1997           110,000         15,000           51,725         2,100

Patrick L. Taffe (6)                   1999           145,000         25,000           46,720         3,600
 VICE PRESIDENT                        1998           130,000         33,000               --         2,800
                                       1997           112,800         20,500           60,000            --

Norman A. Cocke (7)                    1999           196,800         16,850           31,540         2,100
 SENIOR VICE PRESIDENT                 1998           172,500         45,000               --         2,800
                                       1997           164,300         32,000           62,700         4,100

- ------------------
(1) Bonus amounts were earned for the fiscal year shown but paid in the next fiscal year.

(2) Mr. Taylor received no additional cash compensation for service as a director.

(3) Dr. Blissenbach was hired as President and Chief Operating Officer in May 1997. He was not a participant in the fiscal 1997 bonus plan. Prior to his hire date in May 1997, Dr. Blissenbach received $26,800 for his services as director in fiscal 1997. In fiscal 1998 and going forward, Dr. Blissenbach will receive no additional cash compensation for service as a director.

(4)  Mr. Russek was hired as Senior Vice President in November 1998.

(5) Mr. Anderson was hired July 1996 and was promoted to Vice President in July 1997.

(6)  Mr. Taffe was hired as Vice President in July 1996.

(7) Mr. Cocke ended his employment with Chronimed in March 1999. He served as Senior Vice President, Chief Financial Officer, and Secretary. See Item 11 of this Annual Report on Form 10-K, Subsection "Employment and Severance Agreements", for a discussion of Mr. Cocke's severance agreement.

(8) Upon shareholder approval of the Company's 1999 Stock Option Plan, executive officers were granted options in November 1998, and then in June 1999 for fiscal 1999. (Executive officers were not granted options in fiscal 1998 due to the lack of options available in the Company's then-existing stock option plans.) Also, all non-qualified stock options are transferable by each officer to his immediate family members and family trusts.

(9) All other compensation consists of Company 401(k) contribution matches, and relocation expenses in the amount of $60,000 for Mr. Russek.

STOCK OPTIONS

     The following tables summarize stock option grants and exercises during fiscal 1999 to or by the named executive officers and the value of all options held by the named executive officers at July 2, 1999.

     Executive officers were not granted options in fiscal 1998 due to the lack of options available in the Company's then-existing stock option plans. Upon shareholder approval of the Company's 1999 Stock Option Plan in November 1998, executives were granted fiscal 1998 options for service in fiscal 1998. In June 1999, executives were granted fiscal 1999 options.

     Total options granted during fiscal 1999 are noted below.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                                 ----------------------------------------------------
                                  NUMBER OF                                             POTENTIAL REALIZABLE VALUE AT
                                  SECURITIES     PERCENT OF                             ASSUMED ANNUAL RATES OF STOCK
                                  UNDERLYING   TOTAL OPTIONS    EXERCISE                APPRECIATION FOR OPTION TERM
                                   OPTIONS       GRANTED TO      PRICE     EXPIRATION   -----------------------------
NAME                             GRANTED (1)     EMPLOYEES     ($/SHARE)      DATE          5% ($)         10% ($)
- ----                             -----------   -------------   ---------   ----------   ------------   --------------
Maurice R. Taylor, II (2) .....    116,800          11.7%        10.75     11/17/05        511,155       1,191,209

Henry F. Blissenbach ..........     58,400                       10.75     11/17/05        255,578         595,605
                                    58,400                        8.28      7/01/06        196,854         458,754
                                   -------                                                 -------       ---------
                                   116,800          11.7%                                  452,432       1,054,359

Steven A. Crees ...............     29,200                       10.75     11/17/05        127,789         297,802
                                    29,200                        8.28      7/01/06         98,427         229,377
                                   -------                                                 -------       ---------
                                    58,400           5.8%                                  226,216         527,179

Steven B. Russek ..............     40,000                       10.063    11/29/05        163,866         381,878
                                    30,000                        8.281     7/01/06        101,136         235,690
                                   -------                                                 -------       ---------
                                    70,000           7.0%                                  265,002         617,567

Perry L. Anderson .............     23,360                       10.75     11/17/05        102,231         238,242
                                    23,360                        8.28      7/01/06         78,742         183,502
                                   -------                                                 -------       ---------
                                    46,720           4.7%                                  180,973         421,743

Patrick L. Taffe ..............     23,360                       10.75     11/17/05        102,231         238,242
                                    23,360                        8.28      7/01/06         78,742         183,502
                                   -------                                                 -------       ---------
                                    46,720           4.7%                                  180,973         421,743

Norman A. Cocke ...............     31,540           3.2%        10.75     11/17/05        138,029         321,667

- ------------------
(1) The options were granted under the Company's 1994 and 1999 Stock Option Plans. These options generally vest with respect to 20% of such shares on the first year anniversary date and become exercisable with respect to an additional 20% of the shares on each of the next four anniversary dates. The options may become immediately exercisable upon certain change-in-control events as described in the Company's 1994 and 1999 Stock Option Plans. Mr. Russek received 10,000 options upon hiring with immediate vesting; all other option grants to Mr. Russek follow the standard vesting schedule.

(2) Mr. Taylor was granted an additional 100,000 options at an exercise price of $9.25 per share as of July 26, 1999.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                        AND OPTION VALUES AT JULY 2, 1999

                                                                      NUMBER OF
                                                                      SECURITIES            VALUE OF
                                                                      UNDERLYING           UNEXERCISED
                                                                     UNEXERCISED          IN-THE-MONEY
                                                                      OPTIONS AT           OPTIONS AT
                                                                     JULY 2, 1999       JULY 2, 1999 (1)
                                   SHARES                         -----------------     -----------------
                                 ACQUIRED ON         VALUE           EXERCISABLE/         EXERCISABLE/
NAME                            EXERCISE (#)     REALIZED ($)     UNEXERCISABLE (#)     UNEXERCISABLE ($)
- ----                            ------------     ------------     -----------------     -----------------
Maurice R. Taylor, II .......        0                0            274,400/399,400       43,971/65,958
Henry F. Blissenbach ........        0                0             96,600/184,200       24,255/34,057
Steven A. Crees .............        0                0             96,160/108,840       69,055/17,244
Steven B. Russek ............        0                0              10,000/60,000                 0/0
Perry L. Anderson ...........        0                0              23,690/74,755        8,677/13,017
Patrick L. Taffe ............        0                0              16,000/82,720        5,748/17,244
Norman A. Cocke .............        0                0                  116,271/0             6,179/0

- ------------------
(1) The value of unexercised in-the-money options was determined by multiplying the number of shares subject to such options by the favorable difference between the exercise price per share and $8.2810, the closing price per share on July 2, 1999.

     The Company's stock option plans generally provide that upon the occurrence of certain "acceleration events," the options will become fully vested. An acceleration event occurs (i) when a person, or group of persons acting together, becomes the beneficial owner of 20 percent or more of the Company's outstanding shares; (ii) when a change in a majority of the Board occurs without the approval of at least 60% of the prior Board; or (iii) upon the approval by shareholders of a sale of all or substantially all the assets or of a liquidation or dissolution of the Company.

DIRECTOR COMPENSATION

     For fiscal 1999, directors who were not employees of the Company received an annual retainer of $20,000 plus fees of $1,000 for each board meeting attended in person; $1,000 for each telephone board meeting attended; and $500 for each committee meeting attended whether in person or by telephone. Committee chairmen received an additional $200 per meeting. In fiscal 1999, directors were also reimbursed for out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

     Pursuant to the Company's 1994 Stock Option Plan for Directors, each non-employee director automatically receives an option to purchase 30,000 shares on the date of the director's initial election to the Board of Directors. Each option has an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The option vests on the seventh anniversary of the date of grant unless vesting is accelerated. The option will vest as to 5,000 shares if the Company's share price becomes 20 percent greater than the exercise price on or before the third anniversary of the grant. The option will vest as to an additional 10,000 shares if the price per share becomes 60 percent greater than the exercise price on or before the fourth anniversary of the grant. The option will vest as to the final 15,000 shares if the price per share becomes 100 percent greater than the exercise price on or before the fifth anniversary of the grant. Acceleration requires the maintenance of share-price benchmarks for at least five trading days during any consecutive 30-day period. Further, these options may become immediately exercisable upon certain change-in-control events as described in the Company's 1994 Stock Option Plan for Directors. The options expire ten years after date of grant.

     In addition to the above, each non-employee director receives an annual option to purchase 5,000 shares pursuant to the existing available Stock Option Plan. The option vests on the seventh anniversary of the date of grant unless vesting is accelerated. This accelerated vesting is similar to the vesting schedule noted above for the initial option to purchase 30,000 shares. The options expire ten years after date of grant.

     Based on the above-noted terms and the price of the Company's Common Stock during fiscal 1999, the following is a chart reflecting the unexercised non-employee director option grants and related vesting as of August 31, 1999.

                                                   EXERCISE
                                     OPTION         PRICE        # OPTIONS      # OPTIONS
NAME                               GRANT DATE     ($/SHARE)     GRANTED (1)      VESTED
- ----                               ----------     ---------     -----------      ------
John Howell Bullion ...........      9/29/94         12.500        30,000        15,000
                                    11/13/96         14.625         5,000             0
                                     12/3/97         11.750         5,000         1,000
                                    11/18/98         10.750         5,000             0

John H. Flittie ...............      8/11/98         11.250        30,000             0
                                    11/18/98         10.750         5,000             0

Charles V. Owens, Jr. .........      9/29/94         12.500        30,000        15,000
                                    11/13/96         14.625         5,000             0
                                     12/3/97         11.750         5,000         1,000
                                    11/18/98         10.750         5,000             0

Travers H. Wills ..............      8/11/98         11.250        30,000             0
                                    11/18/98         10.750         5,000             0

- ------------------
(1) All non-qualified options are transferable by each director to his immediate family members and family trusts.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company has an employment agreement with Maurice R. Taylor, II, Chronimed's Chairman and Chief Executive Officer, under which he receives a base salary of $325,800 in fiscal 2000. Base salary is based on corporation and employee performance prior to each year. Mr. Taylor's employment agreement expires on June 30, 2002, and includes automatic two year renewals subject to termination provisions. It also includes a non-competition provision for up to two years following termination of employment. Upon a termination without cause, Mr. Taylor is entitled to receive (i) base salary payments for a period of twelve months after such termination at the rate in effect prior to such termination and (ii) a bonus payment equal to the average bonus payment for the two most recent fiscal years and (iii) a pro rata share of other benefits as specified in the contract and (iv) all unvested options held by Mr. Taylor shall immediately vest. Upon termination due to change in control, if termination occurs within two years subsequent to the change in control, Mr. Taylor will receive payment of base salary equal to thirty six (36) months of current annualized base salary, and the average of bonus compensation paid in the three most recent fiscal years.

     The Company has an employment agreement with Henry F. Blissenbach, Chronimed's President and Chief Operating Officer, under which he receives a base salary of $232,200 in fiscal 2000. Base salary is based on corporation and employee performance prior to each year. The agreement provides for a three-year term expiring June 30, 2002, with automatic two year renewals subject to termination provisions. Dr. Blissenbach's employment agreement includes a non-competition provision for up to two years following termination of employment. Upon a termination without cause, Dr. Blissenbach is entitled to receive (i) base salary payments for a period of twelve months after such termination at the rate in effect prior to such termination and (ii) the average of any incentive compensation paid or payable by the Company for the most recent two fiscal years, plus (iii) all unvested options held by Dr. Blissenbach shall immediately vest. Upon termination due to change in control, if termination occurs within two years subsequent to the change in control, Dr. Blissenbach will receive payment of base salary equal to thirty six (36) months of current annualized base salary, and the average bonus compensation paid in the three most recent fiscal years.

     The Company has an employment agreement with Steven B. Russek, Chronimed's Senior Vice President, Disease Management, under which he received a base annual salary of $182,000 in fiscal 1999, starting December 1998. The agreement began December 1, 1998 and expires on November 30, 2000. Under the agreement, Mr. Russek receives an annualized base salary of $182,000, subject to periodic review by the Compensation Committee based on Company and individual performance. He also participates in the Company's incentive bonus and stock option plans. At commencement of employment, thirty thousand (30,000) options were granted per the agreement under the regular stock option plan, and an additional ten thousand (10,000) were granted with immediate vesting as well as stock price performance stipulations that, if not met, ensure that Mr. Russek would be compensated in cash at a specified level. The agreement also provides an initial loan of $50,000 to be repaid within one year and bearing interest per the terms of a promissory note. The severance terms and conditions are such that if the Company terminates Mr. Russek's employment without cause during the two year agreement, he will receive severance pay in the form of his continuing base salary until contract expiration.

     The Company has a severance agreement with Norman A. Cocke, Chronimed's former Chief Financial Officer, under which he will receive a monthly base salary of $15,094 from March 15, 1999 through January 31, 2000, for a total of $158,487. Under the agreement, Mr. Cocke also received a prorata bonus for fiscal 1999 of $16,853, and the ability to exercise his vested options as of March 15, 1999, until December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company consists of three non-employee directors. Mr. Owens is the committee chair, and Drs. Weaver and Etzwiler were the other members until August, 1998 and October 1998, respectively. In August, 1998, Mr. Flittie and Mr. Wills became members of the Compensation Committee, replacing Drs. Weaver and Etzwiler. Mr. Owens and Dr. Weaver also served as a stock option subcommittee of the Board until August, 1998, at which time Mr. Wills replaced Dr. Weaver.

     Mr. Taylor, in addition to being a director of the Company, was also a director of Orphan Medical, Inc. (OMI). Mr. Taylor resigned as a director of OMI effective October 15, 1998. Mr. Bullion is a director of the Company and OMI. The Company incorporated OMI in June 1994 to engage in the development of pharmaceutical products. The Company subsequently declared a dividend of all of the OMI Common Stock to Company shareholders. Mr. Taylor had served on the Compensation Committee of the Board of OMI. Mr. Taylor and Mr. Bullion are the Chief Executive Officers of the Company and OMI, respectively.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     COMPENSATION COMMITTEE CHARTER. The purpose of the Compensation Committee of the Board of Directors is to oversee compensation of directors, officers, and key employees of the Company. The Committee's policy is to insure that compensation programs contribute directly to the success of the Company, including enhanced share value. The Company's Compensation Committee is comprised of three outside directors.

     EXECUTIVE COMPENSATION POLICIES AND PROGRAMS. The Company's executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to maximize shareholder investment by achieving strategic Company goals. There are three basic components to the Company's executive compensation program: base pay, annual incentive bonus, and long-term, equity-based incentive compensation in the form of stock options. Each component is established in light of Company and individual performance, compensation levels at comparable companies, equity among employees, and cost effectiveness. In addition, employees are eligible to participate in the Company's 401(k) plan and certain insurance plans, as well as the Company's Employee Stock Purchase Plan.

          BASE PAY. Base pay is designed to be competitive as compared to salary levels for equivalent positions at comparable companies. An executive's actual salary within this competitive framework will depend on the individual's performance, responsibilities, experience, leadership, and potential future contribution. Base pay is administered to remain competitive with the market, yet allow for significant emphasis on incentive bonus compensation in proportion to total annual cash compensation.

          ANNUAL INCENTIVE BONUS. In addition to base pay, each executive is eligible to receive an annual cash bonus based on a mix of the Company's and the executive's performance. Performance targets are intended to motivate the Company's executives by providing bonus payments for the achievement of specific financial goals within the Company's business plan. Bonuses were paid to all named executive officers with respect to fiscal 1999 performance.

          LONG-TERM, EQUITY-BASED INCENTIVE COMPENSATION. The long-term, equity-based compensation program is tied directly to shareholder return. Long-term incentive compensation consists of stock options that generally do not fully vest until after five years and are exercisable only if an executive is then an employee of the Company. Stock options are awarded with an exercise price equal to the fair market value of the Common Stock on the date of grant. Accordingly, an executive is rewarded only if Company shareholders receive the benefit of appreciation in the price of the Common Stock. Because long-term options vest over time, the Company periodically grants new options to provide continuing incentives for future performance. The size of periodic option grants is a function of the breadth of an executive's scope of accountability, recent performance as determined by the Committee, and other factors.

          SAVINGS AND INVESTMENT PLAN; BENEFITS. The Company maintains a 401(k) Savings Plan ("Savings Plan"), which is funded by elective salary deferrals by employees. The Savings Plan covers executive officers and substantially all employees meeting minimum eligibility requirements. The Savings Plan requires that the Company match up to 40% of the first 5% of an employee's pay and provides for additional discretionary contributions by the Company. Through July 2, 1999, the Company had not made any additional discretionary contributions to the Savings Plan. In addition, the Company provides medical and other miscellaneous benefits to its officers, including a diagnostic services plan that provides significant coverage for annual physicals and a financial services plan that reimburses officers for various financial and tax services.

     ANNUAL REVIEWS. Each year the Committee reviews its executive compensation policies and programs and determines what changes, if any, are appropriate for the following year. In addition, the Committee reviews the performance of the Chief Executive Officer and, with the assistance of the Chief Executive Officer, the individual performance of the other executive officers. The Committee makes recommendations to the Board of Directors for final approval of all material compensation matters.

     CHIEF EXECUTIVE OFFICER. Pursuant to the terms of Mr. Taylor's employment agreement with the Company, effective July 1, 1999, he received a base salary of $304,500 in fiscal 1998, a base salary of $325,800 in fiscal 1999, and he will receive a base salary of $325,800 in fiscal 2000. Base salaries were determined at the time of entering into the employment agreement when the Committee considered compensation programs of comparable companies, Mr. Taylor's individual performance and salary history, and the Company's historical and planned performance. For fiscal 1999, Mr. Taylor earned a bonus of $50,000 in recognition of his and Chronimed's performance against criteria established by the Compensation Committee of the Board of Directors at the beginning of the year. In fiscal 1998, Mr. Taylor was awarded a bonus of $123,000. With respect to stock options, Mr. Taylor received options to purchase 100,000 shares in July 1999 related to his performance in fiscal 1999. He received options to purchase 116,800 shares in November 1998 related to his performance in fiscal 1998.

     TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code of 1986, as amended, should not affect the deductibility of compensation paid to the Company's executive officers for the foreseeable future. The majority of the options available for grant under the Company's stock option plans will comply with Section 162(m), so that compensation resulting from these stock options will not be counted toward the $1,000,000 limit on deductible compensation under Section 162(m). The Compensation Committee has not formulated any policy with respect to qualifying other types of compensation for deductibility under Section 162(m).

Members of the Compensation Committee: Charles V. Owens, Jr., Chairman
                                       John H. Flittie
                                       Travers H. Wills

                         COMPARABLE STOCK PERFORMANCE

     The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return of the NASDAQ Total Return Index (U.S. Companies) and the NASDAQ Health Services Stock Index for the period June 30, 1994 through June 30, 1999. The graph and table assume the investment of $100 on June 30, 1994, in the Company's Common Stock, the NASDAQ Total Return Index, and the NASDAQ Health Services Stock Index. The cumulative return calculations were performed by the Center for Research in Security Prices, University of Chicago.


               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

                              [PLOT POINTS CHART]

                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 28,   JUNE 30,   JUNE 30,
                                      1994       1995       1996       1997       1998       1999
                                    --------   --------   --------   --------   --------   --------
CHRONIMED (1) ....................    100.0      106.5      158.1      72.6       110.8      66.7
NASDAQ Health Services Stock .....    100.0      108.9      166.2     152.6       148.5     139.5
NASDAQ Total Return Index ........    100.0      133.5      171.4     208.4       274.4     392.5

- ------------------
(1) Share prices have been adjusted to reflect a three-for-two stock split in the form of a stock dividend effective as of February 21, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information concerning each person who to the knowledge of the Company was the beneficial owner of more than 5% (i) of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Company's named executive officers and (iv) all directors and executive officers of the Company as a group, as of August 31, 1999. All persons have sole or joint with spouse voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                           AMOUNT AND NATURE OF     PERCENT
NAME OF BENEFICIAL OWNER                                                 BENEFICIAL OWNERSHIP (1)   OF CLASS
- ------------------------                                                 ------------------------   --------
Maurice R. Taylor, II .................................................           412,720              3.3%
Henry F. Blissenbach ..................................................           115,981               *
Steven A. Crees .......................................................           137,951              1.1%
Steven B. Russek ......................................................            10,000               *
Perry L. Anderson .....................................................            26,214               *
Patrick L. Taffe ......................................................            21,251               *
Norman A. Cocke .......................................................           141,930              1.1%
John H. Bullion .......................................................           199,125              1.6%
John H. Flittie .......................................................               800               *
Charles V. Owens, Jr. .................................................            52,185               *
Travers H. Wills ......................................................             1,000               *
All current directors and executive officers as a group (12 persons) ..           998,764              7.9%

- ------------------
*    Less than 1%

(1) Includes the following options exercisable within 60 days to acquire shares of Common Stock: Mr. Taylor, 291,200; Dr. Blissenbach, 96,600; Mr. Crees, 100,560; Mr. Russek, 10,000; Mr. Anderson, 23,690; Mr. Taffe, 20,000; Mr.
     Cocke, 116,721; Mr. Bullion, 16,000; Mr. Owens, 16,000; and all current directors and executive officers as a group, 603,220.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORPHAN MEDICAL, INC.

     The Company incorporated Orphan Medical, Inc. (OMI) in July 1994 and on July 2, 1994, declared a dividend of all of the OMI Common Stock to Company shareholders (the "spin-off"). Directors of the Company John Howell Bullion and Dr. Lawrence C. Weaver (who resigned as a director of the Company in August
1998) are also directors of OMI. Mr. Taylor has resigned as a director of OMI effective October 15, 1998. Mr. Taylor and Mr. Bullion are the Chief Executive Officers of the Company and OMI, respectively. The following is a brief summary of the material continuing arrangements between the Company and OMI. Although the Company believes these arrangements with OMI are on commercially reasonable terms, they were not the product of arm's-length negotiations.

     In June 1994, the Company initially retained the rights to market and distribute in the United States and its territories those products being developed by OMI at the time of the spin-off. The products under development are for "orphan" drug populations where the population in the United States expected to benefit from the drug is limited. Chronimed determined that the products for which it had initial rights could be more effectively distributed by others. Accordingly, on June 27, 1997, Chronimed sold its rights to market and distribute orphan drugs back to OMI (see Related Party Transactions noted below). At that time, the Marketing and Distribution Agreement between Chronimed and OMI was terminated, along with certain other agreements that secured OMI's obligations under the marketing agreement.

     Under the marketing agreement, OMI had the right to designate one individual to hold a seat on the Company's Board of Directors, or alternatively, to have a representative attend all Company Board meetings. The Company had the right to designate two directors on OMI's Board or, alternatively, the right to have a representative attend all of OMI's Board meetings. With the termination of the marketing agreement effective June 27, 1997, these rights no longer exist. Going forward, Chronimed intends to have Mr. Bullion continue to serve on its Board.

RELATED PARTY TRANSACTIONS

     On April 9, 1997, the Company entered into a guarantee of indebtedness of Mr. Maurice R. Taylor, II, Chronimed's Chairman and Chief Executive Officer. Such indebtedness was intended to allow Mr. Taylor to continue to hold large amounts of Company stock. There was $699,900 of indebtedness under the guarantee as of August 31, 1999. The Company is charging Mr. Taylor an arm's-length fee for this guarantee and has obtained security from Mr. Taylor for this guarantee. Mr. Taylor has committed to a repayment program.

     On June 27, 1997, the Company entered into an agreement to sell its exclusive rights to market and distribute certain Orphan Medical, Inc. products back to Orphan Medical for cash, royalties, and Orphan Medical stock totaling $2.5 million. The Company received final payment in fiscal 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS INCLUDED IN THIS REPORT:
                                                                            PAGE
                                                                            ----
     1. FINANCIAL STATEMENTS
     Index to Financial Statements ........................................  F-1
     Report of Independent Auditors .......................................  F-2
     Consolidated Balance Sheets as of July 2, 1999 and July 3, 1998 ......  F-3
     Consolidated Statements of Income for the years ended July 2, 1999,
      July 3, 1998, and  June 27, 1997 ....................................  F-4
     Consolidated Statements of Changes in Shareholders' Equity for years ended July 2, 1999, July 3, 1998, and June 27, 1997 .................  F-5
     Consolidated Statements of Cash Flows for the years ended July 2,
      1999, July, 1998, and June 27, 1997 .................................  F-6
     Consolidated Notes to Financial Statements ...........................  F-7

     2. FINANCIAL STATEMENT SCHEDULE
     Schedule II -- Valuation and Qualifying Accounts .....................  S-1
     Financial Statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or Notes thereto.

(b)  REPORTS ON FORM 8-K
     The Company filed a current report on Form 8-K dated May 4, 1999. The report covered the Company's fiscal 1999 third quarter earnings release and the Company's announcement to explore strategic alternatives.

(c)  EXHIBITS:
     Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

     Chronimed undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

EXHIBIT
NUMBER
- -------
 3.1       Articles of Incorporation of the Company, as amended (6).
 3.2       Bylaws of the Company, as amended (7)
 4.1       Specimen form of the Company's Common Stock certificate (1).
 4.2       Shareholder Rights Agreement between the Company and Norwest Bank
            Minnesota, National Association dated December 18, 1996 (8).
10.1       (Reserved)
10.2       (Reserved)
10.3       Form of Incentive Stock Option Agreement (1)(2).
10.4       Form of Nonstatutory Stock Option Agreement (1)(2).
10.5       (Reserved)
10.6*      Employment Agreement effective July 1, 1999, between the Company and
            Maurice R. Taylor, II.
10.7       (Reserved)
10.8       (Reserved)
10.9       (Reserved)
10.10      (Reserved)
10.11      (Reserved)
10.12*     Agreement and Amendments to Provide Specialty Pharmacy Services
            between the Company and Prudential.
10.13      (Reserved)
10.14      (Reserved)
10.15      (Reserved)
10.16      (Reserved)
10.17*     Employment Agreement effective July 1, 1999, between the Company and
            Henry F. Blissenbach (2).
10.18*     Employment Agreement dated November 11, 1998, between the Company and
            Steven B. Russek (2).
10.19*     Separation and Release Agreement effective March 15, 1999, between the Company and Norman A. Cocke (2).
10.20      Lease dated July 27, 1994, between the Company and Jorandcor,
            Inc (4).
10.21      (Reserved)
10.22      Chronimed Inc. 1994 Stock Option Plan (3).
10.23      Chronimed Inc. 1994 Stock Option Plan for Directors (3).
10.24      Pharmacy Participation Agreement with Aetna Health Management,
            Inc (5).
10.25      (Reserved)
10.26      (Reserved)
10.27      Chronimed Inc. 1997 Stock Option Plan (10).
10.28      Facility Lease Agreement with Red Circle L.L.P. dated November
            1996 (8).
10.28a     Facility Lease Agreement with Red Circle L.L.P. -- amendments in
            April 1997, December 1997, and July 1998 (9).
10.29      Loan Guarantee Agreement between the Company and Maurice R. Taylor,
            II, dated April 9, 1997 (8).
10.29a     Amendment to Loan Guarantee Agreement between the Company and Maurice
            R. Taylor, II, dated August 26, 1998 (9).
10.30      Sale of Distribution Rights Agreement between the Company and Orphan
            Medical, Inc. dated June 27, 1997 (8).

EXHIBIT
NUMBER
- -------
10.31      Chronimed Inc. 1999 Stock Option Plan (9).
10.32      Acquisition Agreement -- DiaScreen Corporation, effective March 15,
            1998 (9).
10.33      Acquisition Agreement -- Clinical Partners, Inc., effective June 23,
            1998 (9).
21.1*      List of Subsidiaries.
23.1*      Consent of Ernst & Young LLP.
  27*      Financial Data Schedule
  99*      Cautionary Statements for Purposes of the "Safe Harbor" Provisions of
            the Private Securities Litigation Reform Act.

- ------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45644), as amended.

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

(9) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K filed with The Commission on September 30, 1998, under File Number 0-19952.

(10) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on September 26, 1996, under file number 0-19952.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors ...........................................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Income ........................................   F-4

Consolidated Statements of Changes in Shareholders' Equity ...............   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
 Chronimed Inc.

     We have audited the accompanying consolidated balance sheets of Chronimed Inc. as of July 2, 1999 and July 3, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 2, 1999. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chronimed Inc. at July 2, 1999 and July 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




August 6, 1999

                                 CHRONIMED INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JULY 2,       JULY 3,
                                                                          1999           1998
                                                                      ------------   -----------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents ........................................    $   3,312      $  1,027
 Available-for-sale securities ....................................           --         6,509
 Accounts receivable (net of allowance of $1,230 and $1,280 at
  July 2, 1999 and July 3, 1998, respectively) ....................       36,274        23,190
 Income taxes receivable ..........................................           --         1,011
 Inventory ........................................................        9,786        10,918
 Other current assets .............................................        1,529           797
 Deferred taxes ...................................................          774           275
                                                                       ---------      --------
  Total current assets ............................................       51,675        43,727

AVAILABLE-FOR-SALE SECURITIES .....................................          610            --

PROPERTY AND EQUIPMENT
 Property and equipment ...........................................       25,954        21,113
 Allowance for depreciation .......................................      (13,745)       (8,115)
                                                                       ---------      --------
                                                                          12,209        12,998

GOODWILL, NET .....................................................       16,242        16,259

DEFERRED TAXES AND OTHER ASSETS ...................................          159           162
                                                                       ---------      --------
  Total assets ....................................................    $  80,895      $ 73,146
                                                                       =========      ========

                       LIABILITIES AND SHAREHOLDERS'EQUITY
CURRENT LIABILITIES
 Accounts payable .................................................    $  11,230      $  6,832
 Accrued expenses .................................................        2,992         3,803
 Income taxes .....................................................          186            --
                                                                       ---------      --------
  Total current liabilities .......................................       14,408        10,635

DEFERRED TAXES ....................................................           --           192

SHAREHOLDERS' EQUITY
 Preferred Stock ..................................................           --            --
 Common Stock, issued and outstanding shares -- 12,088 and
  12,081, respectively ............................................          121           121
 Additional paid-in capital .......................................       52,499        51,668
 Retained earnings ................................................       13,709        10,559
                                                                       ---------      --------
                                                                          66,329        62,348
 Accumulated other comprehensive income --
  unrealized gain (loss) on available-for-sale securities .........          158           (29)
                                                                       ---------      --------
  Total shareholders' equity ......................................       66,487        62,319
                                                                       ---------      --------
 Total liabilities and shareholders' equity .......................    $  80,895      $ 73,146
                                                                       =========      ========

                 See notes to consolidated financial statements.

                                 CHRONIMED INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED
                                                   -----------------------------------------------
                                                   JULY 2, 1999     JULY 3, 1998     JUNE 27, 1997
                                                   ------------     ------------     -------------
REVENUES ......................................     $ 198,413        $ 140,655        $ 117,171
COST OF REVENUES ..............................       153,300          101,432           82,829
                                                    ---------        ---------        ---------
 Gross profit .................................        45,113           39,223           34,342

OPERATING EXPENSES
 Selling and marketing ........................         9,064            8,153            6,852
 Research and development .....................           804              336              505
 General and administrative ...................        28,434           19,442           16,236
 Provision for uncollectable accounts .........           967            1,022            1,873
                                                    ---------        ---------        ---------
  Total operating expenses ....................        39,269           28,953           25,466
                                                    ---------        ---------        ---------
INCOME FROM OPERATIONS                                  5,844           10,270            8,876
 Interest income ..............................           419            1,453              798
 Other income .................................           503               --            1,700
                                                    ---------        ---------        ---------
INCOME BEFORE INCOME TAXES ....................         6,766           11,723           11,374
 Income tax expense ...........................         2,639            4,572            4,330
                                                    ---------        ---------        ---------
NET INCOME ....................................     $   4,127        $   7,151        $   7,044
                                                    =========        =========        =========
NET INCOME PER SHARE
 Basic earnings per share .....................     $     .34        $     .60        $     .59
 Basic weighted-average shares ................        12,096           11,955           12,019

 Diluted earnings per share ...................     $     .34        $     .59        $     .56
 Diluted weighted-average shares ..............        12,256           12,221           12,659

                 See notes to consolidated financial statements.

                                CHRONIMED INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                 PAID-IN    RETAINED  COMPREHENSIVE
                                                           SHARES     AMOUNT     CAPITAL    EARNINGS      INCOME       TOTAL
                                                          --------   --------   ---------  ---------- -------------  ----------
BALANCE JUNE 28, 1996 .................................    12,454     $124      $ 49,569    $  7,476      $ (7)       $ 57,162
 Stock repurchase .....................................    (1,000)     (10)       (3,980)    (10,462)       --         (14,452)
 Common stock issued for acquisition ..................        25       --           404          --        --             404
 Shares issued for employee stock purchase and
  option plans ........................................       263        3         1,276          --        --           1,279
 Exercise of warrants .................................       136        1           649        (650)       --              --
 Tax benefit of stock option exercises ................        --       --         1,920          --        --           1,920
 Net income ...........................................        --       --            --       7,044        --           7,044
 Unrealized gain on available-for-sale securities .....        --       --            --          --         3               3
                                                                                                                      --------
  Subtotal -- Comprehensive Income ....................                                                                  7,047
                                                           ------     ----      --------    --------      ----        --------

BALANCE JUNE 27, 1997 .................................    11,878      118        49,838       3,408        (4)         53,360
 Common stock issued for acquisition ..................        85        1           858          --        --             859
 Shares issued for employee stock purchase and
  option plans ........................................       118        2           820          --        --             822
 Tax benefit of stock option exercises ................        --       --           152          --        --             152
 Net income ...........................................        --       --            --       7,151        --           7,151
 Unrealized loss on available-for-sale securities .....        --       --            --          --       (25)            (25)
                                                                                                                      --------
  Subtotal -- Comprehensive Income ....................                                                                  7,126
                                                           ------     ----      --------    --------      ----        --------

BALANCE JULY 3, 1998 ..................................    12,081      121        51,668      10,559       (29)         62,319
 Stock repurchase .....................................      (200)      (2)         (862)       (977)       --          (1,841)
 Shares issued for employee stock purchase and
  option plans ........................................       207        2         1,437          --        --           1,439
 Tax benefit of stock option exercises ................        --       --           256          --        --             256
 Net income ...........................................        --       --            --       4,127        --           4,127
 Unrealized gain on available-for-sale securities .....        --       --            --          --       187             187
                                                                                                                      --------
  Subtotal -- Comprehensive Income ....................                                                                  4,314
                                                           ------     ----      --------    --------      ----        --------

BALANCE JULY 2, 1999 ..................................    12,088     $121      $ 52,499    $ 13,709      $158        $ 66,487
                                                           ======     ====      ========    ========      ====        ========

                 See notes to consolidated financial statements.

                                CHRONIMED INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                         YEAR ENDED
                                                             ----------------------------------
                                                              JULY 2,      JULY 3,     JUNE 27,
                                                               1999         1998         1997
                                                             --------     --------     --------
OPERATING ACTIVITIES
 Net income .............................................    $  4,127     $  7,151     $  7,044
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ........................       7,732        3,960        3,544
   Deferred income taxes ................................        (704)         205          205
   Income tax benefit of stock option plans .............         256          152        1,920
   Write off of HCI note ................................          --           --        1,391
   Gain on sale of OMI rights ...........................          --           --       (1,700)
   Changes in operating assets and liabilities:
    Accounts and notes receivable .......................     (14,401)      (2,275)        (144)
    Inventory ...........................................       1,132       (2,985)      (2,382)
    Accounts payable ....................................       4,398       (3,414)        (706)
    Accrued expenses ....................................        (811)       4,019          (62)
    Income taxes ........................................       1,197       (2,055)        (816)
    Other assets ........................................        (716)         555          243
                                                             --------     --------     --------
      Net cash provided by operating activities .........       2,210        5,313        8,537

INVESTING ACTIVITIES
 Acquisitions, net of cash acquired .....................      (1,931)      (7,762)      (9,234)
 Proceeds from sale of OMI rights .......................       1,317          133          250
 Purchases of property and equipment ....................      (4,995)      (6,257)      (4,373)
 Purchases of available-for-sale securities .............        (450)     (15,377)      (9,085)
 Sale and maturities of available-for-sale securities ...       6,536       19,117       20,682
                                                             --------     --------     --------
      Net cash provided by (used in) investing
       activities .......................................         477      (10,146)      (1,760)

FINANCING ACTIVITIES
 Repurchase of Common Stock .............................      (1,841)          --      (14,452)
 Net proceeds from issuance of Common Stock .............       1,439          822        1,279
                                                             --------     --------     --------
      Net cash provided by (used in) financing
       activities .......................................        (402)         822      (13,173)
                                                             --------     --------     --------
 Increase (decrease) in cash and cash equivalents .......       2,285       (4,011)      (6,396)

CASH AND CASH EQUIVALENTS at beginning
 of period ..............................................       1,027        5,038       11,434
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS at end
 of period ..............................................    $  3,312     $  1,027     $  5,038
                                                             ========     ========     ========

SUPPLEMENTAL DISCLOSURES
* Income taxes paid in fiscal 1999, 1998, and 1997 were $1,897, $6,010, and $1,918, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
* The Company acquired the stock of Clinical Partners, Inc. in June, 1998. The acquisition was financed by cash, and the issuance of 42,000 shares of Common Stock.

                                 CHRONIMED INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     The fiscal years referenced herein are as follows:

        FISCAL YEAR                                      YEAR ENDED
        -----------                               -------------------------
        1999 ..................................   July 2, 1999 (52 weeks)
        1998 ..................................   July 3, 1998 (53 weeks)
        1997 ..................................   June 27, 1997 (52 weeks)

1. ACCOUNTING POLICIES

BUSINESS

     Chronimed Inc. is a leading integrated healthcare company specializing in diagnostic products, specialty pharmacy services, and disease management for people with chronic health conditions. The Company develops, manufactures, markets, and distributes pharmaceuticals and medical diagnostic products. It provides specialized patient management services nationwide for people with long-term chronic conditions such as HIV/AIDS, diabetes, organ transplants, and diseases treated with injectable medications.

FISCAL YEAR

     The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions between consolidated entities have been eliminated.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year presentations to conform to current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Those assumptions and estimates are subject to constant revision, and actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue is recognized upon the provision of services, shipment of products, and at the time of purchase in the specialty pharmacies.

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of the impact of SFAS No. 123, as if adopted, can be found in Note 8 to the Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are available for sale, are carried at cost which approximates fair market value, and consist principally of corporate commercial paper.

                                 CHRONIMED INC.

1. ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

     Investments as of July 3, 1998 consist of debt securities with a remaining maturity of more than 90 days at the date of purchase. In fiscal 1999, the Company invested $450 in the common stock of Cell Robotics International, Inc.
(CRII) as part of a development and distribution agreement for the Lasette Laser Lancing Device. Investments as of July 2, 1999 consist entirely of these CRII equity securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as "available-for-sale" as of July 2, 1999 and July 3, 1998. The Company considers the net unrealized gain
(loss) on these investments of $158 and ($29) at July 2, 1999 and July 3, 1998, respectively, to be temporary, and as such has recorded it through shareholders' equity.

ACCOUNTS RECEIVABLE ALLOWANCE

     The Company determines an allowance amount based upon an analysis of the collectability of specific accounts and the aging of the accounts receivable.

INVENTORIES

     Inventories consist primarily of goods held for resale, and are carried at the lower of cost or market determined under the average cost method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. Depreciation occurs over estimated useful lives of one to seven years. Depreciation expense was $5,783, $2,683, and $2,369 in fiscal 1999, 1998, and 1997, respectively.

GOODWILL

     Goodwill is amortized on a straight-line basis over two to twenty years. The Company periodically evaluates its goodwill for impairment by comparison of the carrying value against anticipated business performance. Amortization expense was $1,949, $1,277, and $1,175 in fiscal 1999, 1998, and 1997, respectively. Accumulated amortization was $5,079 and $3,130 as of fiscal year end 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment losses when indicators of impairment are present by comparing the undiscounted cash flows to the assets' carrying amount. An impairment loss is recorded if necessary.

INTERNAL USE SOFTWARE

     In March, 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company already complies with the provisions of the SOP.

DERIVATIVES AND HEDGING

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the Company to recognize all derivatives on the balance sheet at fair value effective February 1, 2000. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                                 CHRONIMED INC.

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and the tax basis of assets and liabilities.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of February 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires the Company's unrealized gains or losses on available-for-sale securities, which prior to adoption were reported in retained earnings, to be separately classified as other comprehensive income. Prior year financial statements have been reclassified to conform to the current requirements.

PER SHARE DATA

     Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share."

     The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share for the last three fiscal years.

                                                               1999          1998          1997
                                                             --------      --------      --------
 EARNINGS
   Net income for basic and diluted earnings
    per share ...........................................    $  4,127      $  7,151      $  7,044
                                                             --------      --------      --------
 WEIGHTED AVERAGE SHARES
   Basic weighted-average shares ........................      12,096        11,955        12,019
   Adjustments for dilutive securities:
    Employee stock options, net of tax proceeds .........         160           266           428
    Warrants ............................................          --            --           172
    Convertible debt ....................................          --            --            40
                                                             --------      --------      --------
   Dilutive potential common shares .....................         160           266           640
                                                             --------      --------      --------
   Diluted weighted-average shares ......................      12,256        12,221        12,659
                                                             ========      ========      ========
 BASIC EARNINGS PER SHARE ...............................    $    .34      $    .60      $    .59
                                                             ========      ========      ========
 DILUTED EARNINGS PER SHARE .............................    $    .34      $    .59      $    .56
                                                             ========      ========      ========

2. ACQUISITIONS

     In February 1999, the Company acquired selected assets of Community Prescription Center, Inc., an HIV/AIDS pharmacy located in San Diego, California. The all-cash purchase price was $1.3 million, with the full amount being assigned to goodwill. The goodwill is being amortized on a straight-line basis over 12 years.

     During fiscal 1998, the Company made two acquisitions. In March 1998, the Company acquired the assets of DiaScreen Corporation, a medical diagnostic products company, for $1.9 million in cash. The excess purchase price over book value of the net assets acquired was $400 of which $230 was allocated to property and equipment and is being depreciated over five years and $170 was allocated to goodwill and is being amortized on a straight-line basis over seven years. The purchase agreement provides for additional payments up to a maximum of $3.2 million if certain product revenue levels are met or exceeded. No additional payments have been made as of July 2, 1999.

                                 CHRONIMED INC.

2. ACQUISITIONS (CONTINUED)

     In June 1998, the Company acquired the stock of Clinical Partners, Inc., a case management services company, in a merger transaction. The net purchase price was $6.4 million and consisted of cash and stock of the Company (42,000 shares at $12.125 per share). The excess purchase price over book value of the net assets acquired was $5.7 million, of which $5.2 million was allocated to goodwill and is being amortized on a straight-line basis over 12 years, and $500 was allocated to non-compete agreements and is being amortized over two and three years. As of July 2, 1999, $190 is being held in escrow to cover certain potential liabilities.

     On July 1, 1996, the Company acquired the assets of StatScript Management Services, Inc. and its associated HIV/AIDS pharmacies. The initial all-cash purchase price was $10.25 million, with an additional $2.25 million cash payment in September 1997 based on revenue performance achieved through fiscal 1997. The excess purchase price over book value of the net assets acquired was $11.5 million, and has been assigned to goodwill. The goodwill is being amortized on a straight-line basis over 12 years.

     All acquisitions described above were accounted for as purchases and, accordingly, operating results of these businesses subsequent to the date of acquisition were included in the Company's consolidated financial statements.

     The following is a summary of pro forma operating results as if the acquisitions had taken place at the beginning of fiscal 1998 for Community Prescription Center and at the beginning of fiscal 1997 for Clinical Partners and DiaScreen:

                                        1999            1998            1997
                                     ---------       ---------       ---------
Total revenues .................     $ 203,848       $ 149,933       $ 123,030
Net income .....................     $   4,064       $   7,076       $   7,010
Basic earnings per share .......     $     .34       $     .59       $     .58
Diluted earnings per share .....     $     .33       $     .58       $     .55

     The pro forma information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of the results that would have occurred had the acquisitions been made at the beginning of fiscal 1998 or 1997 as described above, or of future results, as significant changes to their operations, products, and cost and expense structures have taken place since acquisition.

3. AVAILABLE-FOR-SALE SECURITIES

     The amortized cost and estimated market value of available-for-sale securities are as follows:

                                              GROSS        GROSS     ESTIMATED
                               AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                  COST        GAINS       LOSSES       VALUE
                               ---------   ----------   ----------   ---------
As of July 2, 1999:
 Equity Securities .........     $  450       $160         $ --       $  610
As of July 3, 1998:
 Debt Securities ...........     $6,538       $ --         $ 29       $6,509

     As of July 2, 1999, the Company's available-for-sale securities included equity securities of one company, Cell Robotics International, Inc., which Chronimed intends to hold for one year or more. See Note 1 of Notes to Consolidated Financial Statements, Investments, for additional information regarding these securities. As of July 3, 1998, the Company's available-for-sale securities were all debt securities with contractual maturities of one year or less.

4. OPERATING LEASES AND RENT EXPENSE

     The Company leases its office space, distribution facilities, and retail locations under operating lease agreements. The remaining lease terms range from one to six years as of July 2, 1999.

                                 CHRONIMED INC.

4. OPERATING LEASES AND RENT EXPENSE (CONTINUED)

     Future minimum lease payments, including current real estate taxes and operating expenses, under the operating leases with lease terms in excess of one year at July 2, 1999, are approximately as follows:

     FISCAL YEAR                                                    AMOUNT
     -----------                                                    ------
     2000 .......................................................   $1,906
     2001 .......................................................    1,681
     2002 .......................................................    1,215
     2003 .......................................................      895
     2004 .......................................................      834
     Beyond .....................................................    1,128
                                                                    ------
                                                                    $7,659
                                                                    ======

     Total rent expense was $2,178, $1,466, and $1,041 during fiscal 1999, 1998, and 1997, respectively.

5. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     The Company had no long-term debt as of July 2, 1999 and July 3, 1998, respectively.

     The Company has an unsecured discretionary line of credit totaling $15 million that terminates January 31, 2001. The Company pays a fee at an annual rate of .25% of the unused amount. The line of credit contains covenants with which the Company is in compliance. There is no balance outstanding under this line of credit at July 2, 1999.

6. INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                      1999      1998      1997
                                                     ------    ------    ------
     Current ....................................... $3,343    $4,367    $4,125
     Deferred ......................................   (704)      205       205
                                                     ------    ------    ------
                                                     $2,639    $4,572    $4,330
                                                     ======    ======    ======

     The Company's income tax expense differs from the applicable federal rate of 35%. The reconciliation of differences is:

                                                      1999      1998      1997
                                                     ------    ------    ------

     Federal statutory rate ........................ $2,368    $4,103    $3,980
     Federal income taxed at lower statutory rate ..    (68)     (100)     (113)
     Interest on municipal bonds ...................     --       (15)      (36)
     State taxes, net of federal benefit ...........    255       428       370
     Goodwill amortization .........................     84        77        76
     Other, net ....................................     --        79        53
                                                     ------    ------    ------
                                                     $2,639    $4,572    $4,330
                                                     ======    ======    ======

                                 CHRONIMED INC.

6. INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             1999        1998
                                                            ------      ------
     Deferred tax assets:
      Bad debt reserve .................................    $  481      $  499
      Inventory reserve ................................        39          39
      Other reserves ...................................       477         344
      Vacation accrual .................................       137         116
      Goodwill amortization ............................       329         132
     Deferred tax liabilities:
      Depreciation .....................................      (159)       (324)
      Prepaid assets ...................................      (348)       (209)
      OMI rights sale ..................................        --        (514)
      Royalties ........................................      (150)         --
      Other liabilities ................................       (19)         --
                                                            ------      ------
     Net deferred tax assets ...........................    $  787      $   83
                                                            ======      ======

7. SHAREHOLDERS' EQUITY

     The Company has 5,000,000 shares of $.01 par value Preferred Stock authorized and issuable in one or more series as the Board of Directors may determine; none is outstanding. 40,000,000 shares of $.01 par value Common Stock are authorized. There are no restrictions on retained earnings.

     In accordance with SFAS No. 123, "Accounting for Stock-Based
Compensation," the Company continues to elect to utilize APB Opinion No. 25 and related interpretations in accounting for its stock option plans and its employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for fiscal years 1999, 1998, and 1997:

                                                     1999       1998       1997
                                                   -------    -------    -------

   Net income -- as reported ...................   $ 4,127    $ 7,151    $ 7,044
   Net income -- pro forma .....................   $ 2,456    $ 5,829    $ 6,342
   Earnings per share -- basic as reported .....   $   .34    $   .60    $   .59
   Earnings per share -- basic pro forma .......   $   .20    $   .49    $   .53
   Earnings per share -- diluted as reported ...   $   .34    $   .59    $   .56
   Earnings per share -- diluted pro forma .....   $   .20    $   .48    $   .50

     SFAS No. 123 is applicable only to options granted after June 30, 1995; as a result, the pro forma effect on net income for fiscal 1997, 1998, and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to June 30, 1995.

                                 CHRONIMED INC.

7. SHAREHOLDERS' EQUITY (CONTINUED)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                                 1999        1998        1997
                                               -------     -------     -------
     Expected divided yield ................     0.0%        0.0%        0.0%
     Expected stock price volatility .......      67%         57%         69%
     Risk-free interest rate ...............    5.50%       6.00%       6.00%
     Expected life of options ..............   5 years     5 years     5 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during fiscal years 1999, 1998, and 1997 was $5.74, $6.51, and $6.53, respectively.

     The Company has four employee Stock Options Plans (1986, 1994, 1997 and
1999). Options to purchase Common Stock of the Company are granted to employees at 100% of fair market value on the date of grant and are generally exercisable at 20% of the total grant at the end of each year. The options are cumulatively exercisable and expire seven years after the date of grant.

     The Company also has a director performance Stock Option Plan that reserved 300,000 shares of Common Stock for option grants. The options are granted with exercise prices equal to market value on the date of the grant. The options become exercisable after seven years. Certain acceleration provisions apply if the stock price increases significantly prior to the end of seven years.

                                 CHRONIMED INC.

7. SHAREHOLDERS' EQUITY (CONTINUED)

     Stock option activity is summarized as follows:

                                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                          -------------------------------------------   -------------------------
                                             SHARES                         WEIGHTED                   WEIGHTED
                                           AVAILABLE                        AVERAGE                     AVERAGE
                                              FOR             NUMBER         PRICE         NUMBER        PRICE
                                             GRANT          OF SHARES      PER SHARE     OF SHARES     PER SHARE
                                          -----------      -----------    -----------   -----------   -----------
Balance June 28, 1996 ...............         276,810       1,672,659      $  10.11      672,762       $   7.87
 Reserved for future grants .........       1,000,000              --
 Granted ............................        (949,075)        949,075         10.59
 Exercised ..........................              --        (268,398)         5.43
 Cancelled ..........................         292,180        (292,180)        12.64
 Expired ............................        (140,310)             --
                                            ---------       ---------
Balance June 27, 1997 ...............         479,605       2,061,156         10.59      678,282           9.78
 Granted ............................        (385,500)        385,500         11.75
 Exercised ..........................              --         (89,772)         6.95
 Cancelled ..........................         114,283        (114,283)        10.97
 Expired ............................         (31,900)             --
                                            ---------       ---------
Balance July 3, 1998 ................         176,488       2,242,601         10.91      915,331          10.51
 Reserved for future grants .........       1,500,000              --
 Granted ............................      (1,099,700)      1,099,700          9.53
 Exercised ..........................              --        (152,413)         6.29
 Cancelled ..........................         303,661        (303,661)        11.23
 Expired ............................         (40,150)             --
                                           ----------       ---------
Balance July 2, 1999 ................         840,299       2,886,227      $  10.60      938,566       $  11.24

     The following table summarizes information about the stock options outstanding at July 2, 1999.

                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    ---------------------------------------     -----------------------
                                    WEIGHTED
                                    AVERAGE        WEIGHTED                   WEIGHTED
                                   REMAINING       AVERAGE                     AVERAGE
    RANGE OF          NUMBER      CONTRACTUAL       PRICE         NUMBER        PRICE
EXERCISE PRICES     OF SHARES         LIFE        PER SHARE     OF SHARES     PER SHARE
- ---------------     ---------     -----------     ---------     ---------     ---------
$ 3.92 -  8.28       1,118,161      5.8 yrs        $  7.88       281,685      $   7.40
$ 8.31 - 12.38       1,024,486      5.0 yrs          11.02       322,391         11.28
$12.50 - 21.88         743,580      3.4 yrs          14.10       334,490         14.45
                     ---------                                   -------
$ 3.92 - 21.88       2,886,227      4.9 yrs        $ 10.60       938,566      $  11.24

8. EMPLOYEE BENEFIT PLANS

     The Company has a qualified 401(k) Employee Savings Plan covering substantially all employees. Company contributions are required. The Company's contributions to the Plan, representing 401(k) matching contributions only, were $195, $146, and $130 in fiscal years 1999, 1998, and 1997, respectively.

     The Company has an Employee Stock Purchase Plan. There were 191,221 shares available for purchase under the Plan at July 2, 1999.

9. RELATED PARTY TRANSACTIONS

     On April 9, 1997, the Company entered into a guarantee of indebtedness of Mr. Maurice R. Taylor, II, Chronimed's Chairman and Chief Executive Officer. Such indebtedness permitted Mr. Taylor to continue to hold Company stock. There was $700 of indebtedness under the guarantee on July 2, 1999 and July 3, 1998.

                                 CHRONIMED INC.

9. RELATED PARTY TRANSACTIONS (CONTINUED)

     On June 27, 1997, the Company entered into an agreement to sell its exclusive rights to market and distribute certain Orphan Medical, Inc. products back to Orphan Medical for cash, royalties, and Orphan Medical stock totaling $2.5 million. The Company estimated the net present value of these payments to be $1.7 million, and as such recorded $1.7 million as Other Income in its 1997 financial statements. The resulting receivable balance, including imputed interest, has been paid in full as of July 2, 1999.

10. SIGNIFICANT CONCENTRATIONS

     The Company manufactures the Supreme and Select blood glucose reagent strips and distributes them through its direct sales force. These two products accounted for 10%, 12%, and 11% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively.

     Within the Specialty Pharmacy Business segment, two major payors with whom Chronimed has contracts merged during calendar year 1999. As one payor, they now represent 21%, 17% and 10% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively.

     The Company has a national distributor who supplies pharmaceuticals for both the Disease Management segment and the Specialty Pharmacy segment. This supplier made up 69%, 70%, and 36% of the Company's total inventory purchases for fiscal years 1999, 1998, and 1997, respectively. In the event that the Company was unable to purchase pharmaceuticals through this distributor, the Company could purchase the same inventory through other national pharmaceutical distributors.

     The Company provides immunosuppressant drugs to patients who have had an organ transplant. Two of these drugs, Sandimmune(R) and Neoral(R), are manufactured by Novartis Pharmaceuticals Corporation. These two drugs accounted for 6%, 10%, and 13% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively.

11. BUSINESS SEGMENT INFORMATION

     The Company has three reportable segments:

     * DIAGNOSTIC PRODUCTS -- includes medical diagnostic products that Chronimed has either developed and manufactures, owns outright, or controls through exclusive license or distribution agreements. Designed for either institutional use (long-term care facilities, hospitals, and clinical settings) or consumer use (in-home healthcare), these products are sold to a variety of customers, including distributors, institutions, independent agents, HMOs, durable medical equipment suppliers, and secondary retail chain outlets.

     * SPECIALTY PHARMACY SERVICES -- provides drug and medical product delivery services for a wide variety of high-cost chronic conditions including solid organ transplants, multiple sclerosis, hemophilia, growth hormone deficiency, hepatitis B and C, diabetes, infertility, and cancer. Chronimed has payor relationships and agreements with HMOs, major health insurers, and other managed health plans covering a substantial population. Chronimed provides timely distribution of critical medications directly to patients nationwide, while ensuring competitive prices to payors. Chronimed also coordinates its services with payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, Chronimed will work with its customers to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes.

     * DISEASE MANAGEMENT -- represents the integration of the Clinical Partners and StatScript Pharmacy businesses. StatScript Pharmacy is the largest network of HIV/AIDS community-based pharmacies in the country, with 29 pharmacies in 26 cities. StatScript pharmacies are located within patient communities and are committed to the HIV/AIDS patient through community resources, patient education, clinical team communication, and complete patient tracking.

                                 CHRONIMED INC.

11. BUSINESS SEGMENT INFORMATION (CONTINUED)

          Clinical Partners provides HIV/AIDS-specific patient care through data analysis, case management, and clinical protocol deployment.

     The Company's reportable segments are made up of business units that offer different, but related, products and services to patients with chronic health conditions. The reportable segments are managed separately by senior executives who report directly to the President and Chief Operating Officer. The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The table below presents information by reportable segment.

                                                        SPECIALTY
                                          DIAGNOSTIC     PHARMACY       DISEASE
                                           PRODUCTS      SERVICES     MANAGEMENT       TOTAL
                                          ----------    ----------    ----------     ---------
For the Year Ended 7/2/99
 Revenues ............................      $30,706      $102,742       $64,965      $198,413
 Income from Operations ..............        5,910           164           711         6,785
 Depreciation & Amortization .........        4,144         1,502         2,086         7,732
 Segment Assets ......................       15,065        29,265        32,304        76,634

For the Year Ended 7/3/98
 Revenues ............................      $27,080      $ 79,899       $33,676      $140,655
 Income from Operations ..............        9,242           402           857        10,501
 Depreciation & Amortization .........        1,869           973         1,118         3,960
 Segment Assets ......................       15,504        24,013        23,514        63,031

For the Year Ended 6/27/97
 Revenues ............................      $31,023      $ 66,371       $19,777      $117,171
 Income from Operations ..............        9,503           220           430        10,153
 Depreciation & Amortization .........        1,918           615         1,011         3,544
 Segment Assets ......................        9,656        22,447        14,624        46,727

     The following table is a reconciliation of reportable segment information to the Company's consolidated totals.

                                                                         FISCAL
                                                         ------------------------------------
                                                           1999           1998         1997
                                                         --------      --------      --------
Total Consolidated Revenue ..........................    $198,413      $140,655      $117,171
                                                         ========      ========      ========
INCOME FROM OPERATIONS:
Total for reportable segments .......................    $  6,785      $ 10,501      $ 10,153
Unallocated amounts: ................................
- -- Corporate G&A ....................................         941           231         1,277
- -- Interest (Income) Expense ........................        (419)       (1,453)         (798)
- -- Other (Income) Expense ...........................        (503)           --        (1,700)
                                                         --------      --------      --------
Income before income taxes ..........................    $  6,766      $ 11,723      $ 11,374
                                                         ========      ========      ========
Depreciation and Amortization .......................    $  7,732      $  3,960      $  3,544
                                                         ========      ========      ========
ASSETS:
Total for reportable segments .......................    $ 76,634      $ 63,031      $ 46,727
Corporate Assets ....................................       4,261        10,115        18,564
                                                         --------      --------      --------
Total Consolidated Assets ...........................    $ 80,895      $ 73,146      $ 65,291
                                                         ========      ========      ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHRONIMED INC.


                                          By:      /S/ MAURICE R. TAYLOR, II
                                              ----------------------------------
                                                     Maurice R. Taylor, II,
                                                  CHIEF EXECUTIVE OFFICER AND
                                              CHAIRMAN OF THE BOARD OF DIRECTORS

Dated: September 23, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                           TITLE                      DATE
            ---------                           -----                      ----
     /s/ MAURICE R. TAYLOR, II        Chief Executive Officer         September 23, 1999
- -----------------------------------     (Principal Executive Officer
       Maurice R. Taylor, II            and Chairman of the Board
                                        of Directors)

/s/ HENRY F. BLISSENBACH, PHARM. D.   President                       September 23, 1999
- -----------------------------------     (Director)
  Henry F. Blissenbach, Pharm. D.

      /s/ GREGORY H. KEANE            Vice President, Finance         September 23, 1999
- -----------------------------------     and Treasurer
        Gregory H. Keane                (Principal Financial Officer)

      /s/ JOHN HOWELL BULLION         (Director)                      September 23, 1999
- -----------------------------------
        John Howell Bullion

        /s/ JOHN H. FLITTIE           (Director)                      September 23, 1999
- -----------------------------------
          John H. Flittie

     /s/ CHARLES V. OWENS, JR.        (Director)                      September 23, 1999
- -----------------------------------
       Charles V. Owens, Jr.

       /s/ TRAVERS H. WILLS           (Director)                      September 23, 1999
- -----------------------------------
         Travers H. Wills

                                                                     SCHEDULE II


                                 CHRONIMED INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                            ADDITIONS
                                                     -----------------------
                                       BALANCE AT    CHARGED TO   CHARGED TO
                                      BEGINNING OF    COSTS AND     OTHER                        BALANCE AT
DESCRIPTION                              PERIOD       EXPENSES     ACCOUNTS   DEDUCTIONS (1)    END OF PERIOD
- -----------                           ------------   ----------   ----------  --------------    -------------
Year ended July 2, 1999:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful accounts ..   $1,280,000    $  967,000      $ --     $1,017,000 (1)      $1,230,000
                                       ==========    ==========      ====     =============       ==========
Year ended July 3, 1998:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful accounts ..   $1,120,000    $1,022,000      $ --     $  862,000 (1)      $1,280,000
                                       ==========    ==========      ====     =============       ==========
Year ended June 27, 1997:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful accounts ..   $  860,000    $1,873,000      $ --     $1,613,000 (1)      $1,120,000
                                       ==========    ==========      ====     =============       ==========

- ------------------
(1)  Uncollectable accounts written off, net of recoveries.