Form 10-Q
period 1999-10-01
CHRONIMED INC
filed 1999-11-09
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended October 1, 1999 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _________________ to _________________


Commission File Number          0-19952

                                 CHRONIMED Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                            41-1515691
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

Common Stock, $.01 par value - 12,090,263 shares outstanding as of November 2, 1999

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - October 1, 1999 and July 2, 1999

           Consolidated Statements of Income - Three months ended October 1, 1999 and October 2, 1998

           Consolidated Statements of Cash Flows - Three months ended October 1, 1999 and October 2, 1998

           Notes to Consolidated Financial Statements - October 1, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Quantitative and Qualitative Disclosures About Market Risk

                         CHRONIMED INC. AND SUBSIDIARIES



PART II. OTHER INFORMATION

Items 1,2,3,4 and 5 required under Part II have been omitted since all items are not applicable or answers are negative.

Item 6. Exhibits and Reports on Form 8-K

         a.)      Exhibits

                  10.1 Retention Incentive Arrangement effective May 20, 1999, between the Company and Steven A. Crees.

                  10.2 Retention Incentive Arrangement effective May 25, 1999, between the Company and Perry L. Anderson.

                  10.3 Retention Incentive Arrangement effective May 18, 1999, between the Company and Patrick L. Taffe.

                  11.1     Computation of Earnings Per Share

                  27       Financial Data Schedule

         b.)      Reports on Form 8-K



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                      Oct 1, 1999  July 2, 1999
                                                      -----------  ------------
ASSETS                                                (Unaudited)

Current assets:
  Cash and cash equivalents                              $  1,230     $  3,312
  Accounts receivable, net                                 43,068       36,274
  Income taxes receivable                                     678           --
  Inventory                                                 9,652        9,786
  Other current assets                                      1,370        1,529
  Deferred taxes                                              787          774
                                                         --------     --------
    Total current assets                                   56,785       51,675

Available-for-sale securities                                 544          610

Property and equipment:
  Property and equipment                                   27,078       25,954
  Allowance for depreciation                              (15,418)     (13,745)
                                                         --------     --------
                                                           11,660       12,209

Goodwill, net                                              15,903       16,242

Other assets, net                                             690          159
                                                         --------     --------
  Total assets                                           $ 85,582     $ 80,895
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 12,828     $ 11,230
  Accrued expenses                                          2,396        2,992
  Income taxes payable                                         --          186
  Short-term debt                                           3,601           --
                                                         --------     --------
    Total current liabilities                              18,825       14,408


Shareholders' equity:

  Preferred Stock                                              --           --
  Common Stock, issued and outstanding shares--
    12,090 and 12,088 respectively                            121          121
  Additional paid-in capital                               52,507       52,499
  Retained earnings                                        14,037       13,709
                                                         --------     --------
                                                           66,665       66,329
  Unrealized gain on available-for-sale securities             92          158
                                                         --------     --------
    Total shareholders' equity                             66,757       66,487

Total liabilities and shareholders' equity               $ 85,582     $ 80,895
                                                         ========     ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

                                        First Quarter Ended
                                        -------------------
                                    Oct. 1, 1999  Oct. 2, 1998
                                    ------------  ------------
REVENUES
  Specialty Pharmacy Services           $ 26,833      $ 22,886
  Disease Management                      24,045        11,966
  Diagnostic Products                      8,072         7,944
                                        --------      --------
    Total Revenue                         58,950        42,796
                     YR TO YR GROWTH          38%

COSTS AND EXPENSES
  Cost of revenues                        46,898        31,413
    Gross profit                          12,052        11,383
                      % OF REVENUE          20.4%         26.6%
  Selling and marketing                    2,492         2,359
  General and administrative               8,765         6,416
  Research and development                   235           146
                                        --------      --------
    Total operating expenses              11,492         8,921
                      % OF REVENUE          19.5%         20.8%

INCOME FROM OPERATIONS                       560         2,462
                      % OF REVENUE           0.9%          5.8%

  Interest (expense) income                  (23)          317

INCOME BEFORE INCOME TAXES                   537         2,779
  Income taxes                              (209)       (1,085)

NET INCOME                              $    328      $  1,694
                      % OF REVENUE           0.6%          4.0%

NET INCOME PER SHARE--BASIC             $   0.03      $   0.14
NET INCOME PER SHARE--DILUTED           $   0.03      $   0.14

AVERAGE SHARES OUTSTANDING--BASIC         12,090        12,100
AVERAGE SHARES OUTSTANDING--DILUTED       12,155        12,336

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                      Oct. 1, 1999  Oct. 2, 1998
                                                      ------------  ------------
OPERATING ACTIVITIES:
  Net income                                               $   328      $ 1,694
  Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
      Depreciation and amortization                          2,184        1,623
      Changes in operating assets and liabilities:
        Accounts and notes receivable                       (6,794)      (3,274)
        Income taxes                                          (864)       1,011
        Inventory                                              134       (1,758)
        Accounts payable and accrued expenses                1,002        4,208
        Other assets                                          (385)        (323)
                                                           -------      -------

      Net cash (used) provided by operating activities      (4,395)       3,181

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                          (172)          --
  Purchases of property and equipment                       (1,124)      (1,563)
  Purchases of available-for-sale securities                    --         (300)
  Sales and maturities of available-for-sale securities         --        6,537
                                                           -------      -------

      Net cash (used) provided by investing activities      (1,296)       4,674

FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                     8          224
  Net proceeds from borrowings                               3,601           --
                                                           -------      -------

      Net cash provided by financing activities              3,609          224

(Decrease) Increase in cash and cash equivalents            (2,082)       8,079

Cash and cash equivalents at beginning of period             3,312        1,027
                                                           -------      -------

Cash and cash equivalents at end of period                 $ 1,230      $ 9,106
                                                           =======      =======

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended July 2, 1999.

The balance sheet at July 2, 1999, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are valued at the lower of cost or market under the average cost method.

NOTE C--PER SHARE DATA

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of options outstanding to purchase shares of the Company's common stock. The following table sets forth the computation of basic and diluted net income per share.
                                   $s and Shares in Thousands
                                   --------------------------
                                      First Quarter Ended
                                      -------------------
                               October 1, 1999   October 2, 1998
                               ---------------   ---------------
Numerator:
----------
Net income for basic and
diluted net income per share          $   328            $ 1,694

Denominator:
------------
Denominator for basic net income
per share--weighted-average shares     12,090             12,100

Effect of dilutive securities:
   Employee stock options                  65                236

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                12,155             12,336
                                      =======            =======

Net Income per Share  - Basic         $   .03            $   .14
                                      =======            =======

Net Income per Share - Diluted        $   .03            $   .14
                                      =======            =======

Options to purchase 1,815,396 shares of common stock at various prices were outstanding as of fiscal 2000 first quarter end, but were not included in the computation of diluted net income per share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE D--BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: the table below presents information by reportable segment.



                                            Specialty
                                Diagnostic   Pharmacy     Disease
                                 Products    Services    Management     Total
                                 --------    --------    ----------     -----

For the Quarter Ended 10/1/99
   Revenues                      $  8,072    $ 26,833     $ 24,045     $ 58,950
   Income from Operations             714        (160)         656        1,210

For the Quarter Ended 10/2/98
   Revenues                      $  7,944    $ 22,886     $ 11,966     $ 42,796
   Income from Operations           2,123         545         (115)       2,553


The difference between segment totals and the Company's consolidated totals consist of over / under allocated corporate general and administrative expenses, and non-operating expenses, all of which are not allocated to the segments. No major changes in segment assets have occurred since July 2, 1999.

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

        Chronimed provides patients with a convenient, competitively priced source of prescription drugs, medical products, counseling support, and a variety of educational materials to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her chronic condition, the lower the incidence of complications and the better the patient's quality of life. The Company believes that by educating patients and increasing patient compliance, as well as increasing provider support and intervention, clinical outcomes can be favorably improved, thus decreasing long-term financial costs of care.

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

        Chronimed believes that its system is well suited for developers and manufacturers of pharmaceutical and medical products who are targeting small or hard-to-identify patient populations. Chronimed provides these companies with assistance in the design and rapid introduction of their products, a cost-effective means for distributing these products to specific patient populations, and a method for monitoring the use of these products.

        On April 27, 1999, Chronimed announced that it had engaged the investment banking firm of Paine Webber to explore strategic alternatives to enhance shareholder value. The alternatives may include a merger or sale of all or part of the Company. As of the dated of this Report, no definitive agreements have been rendered regarding any such transactions. In addition, the Company may sever its relationship with Paine Webber at any time, and not proceed with any alternatives or their exploration.

REVENUES

        Chronimed is comprised of three operating segments--Specialty Pharmacy Services, Disease Management, and Diagnostic Products. This three-way view describes the business and reflects how it is managed and resourced. It also aligns with the new disclosure requirements of Financial Accounting Statement No. 131, Segment Reporting, which Chronimed implemented at the end of the 1999 fiscal year. The Specialty Pharmacy Services business includes the Injectables program, Organ Transplant Pharmacy, and Home Service Medical. The Disease Management business, focusing on HIV/AIDS patients, includes StatScript Pharmacy and Clinical Partners. The Diagnostic Products business includes the General Medical business (and Publishing, which has been sold in fiscal 1999 second quarter).

        Total revenue increased 38%, from $42.8 million to $59.0 million, for the first quarter ended October 2, 1998, and October 1, 1999, respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases.

        Specialty Pharmacy Services revenue grew $3.9 million and 17% in the first quarter, from $22.9 million to $26.8 million. Most of the growth came from the Injectables program - up $4.7 million in the first quarter - which experienced strong patient intake from the managed care plans. Home Service Medical revenue grew 22% in the first quarter, from $2.8 million to $3.4 million. Organ Transplant Pharmacy revenue fell 6% in the first quarter, from $8.9 million to $8.4 million. In an effort to better focus on Chronimed's core businesses, the Company closed two Diabetes Service Centers and chose not to renew a Diabetes Care System contract. This results in quarter-on-quarter revenue decrease of $793,000.

        Disease Management revenue grew $12.0 million and 100% over last year's first quarter, from $12.0 million to $24.0 million. All of this growth came from the StatScript Pharmacy network, with new pharmacies, new patients in existing stores, and higher pharmaceutical prices all contributing to the growth. Clinical Partners revenues were slightly down for the first quarter.

        Diagnostic Products revenue grew $128,000 and 2% over last year's first quarter, from $7.9 million to $8.0 million. There was approximately $517,000 of revenue in last year's first quarter from the Publishing business, which was sold in fiscal 1999. Excluding Publishing, Diagnostics Products grew $645,000 over last year's first quarter. Significant new products, most notably the Select GT blood glucose system, the Assure blood glucose system, and the DiaScreen urine diagnostic tests have contributed to this growth.

        Overall revenue growth for fiscal 2000 is expected to be about 25% above fiscal 1999 as revenue growth is expected to continue in all three of Chronimed's operating segments. Important to this projection is the Company's belief that its Diagnostics Products business will be successful in the marketplace with its newer proprietary products. Equally important to this projection is the Company's ability to maintain and add contracts in its mail order Specialty Pharmacy Services business and its ability to maintain and grow its customer base in the retail Disease Management business. The Company believes that its supplier inputs and proprietary production rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

        Gross profit dollars for the first quarter increased 6% from $11.4 million last year to $12.0 million this year. Gross profit percentage for the first quarter was 20.4% against 26.6% last year. Percentage gross profit reduction is a natural consequence of the growth of the Disease Management business and the Specialty Pharmacy Services business, particularly the Injectables program, with its lower managed care margins. Also, in Diagnostic Products, gross profit percentages have declined as a result of product mix, price pressures, and underutilization of fixed manufacturing costs.

SELLING AND MARKETING EXPENSES

        Overall selling and marketing expenses in the first quarter were up approximately $130,000 and 6% compared to last year's first quarter, on overall revenue growth of 38%, as a result of increased spending for product releases and increased promotional expenses. The Company experienced modest selling and marketing expense growth in all three of its operating segments. As a percentage of revenue, selling and marketing expenses dropped from 5.5% in last year's first quarter to 4.2% in this year's first quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative (G&A) expenses for the first quarter totaled $8.8 million, up from $6.4 million last year. As a percentage of revenue, G&A expenses decreased from 15.0% last year to 14.9% this year. Much of the absolute dollar increase in spending is due to variable type expenses that have grown with revenue and increased bad debt expense as a result of revenue growth. Included here are the one-time expenses of approximately $412,000 related to the Company's current efforts in seeking strategic alternatives. Other important areas of G&A spending growth include the addition of new StatScript pharmacies, information systems, and facilities. The Company believes that these infrastructure investments are necessary to support revenue growth. G&A expense decreased as a percentage of revenue due to the significant revenue growth rate in the first quarter and the timing of some expenses.

INTEREST INCOME / EXPENSE

        Interest income decreased from $317,000 in last year's first quarter to an interest expense of $23,000 this quarter. There are two major reasons for the decline. First, last year's first quarter included $280,000 of interest income from the Orphan Medical receivable arising from the Orphan Medical rights sale; this first quarter, with the receivable balance paid in full, the Company did not recognize any interest income from Orphan Medical. Second, in financing Chronimed's significant growth, the Company has incurred short-term borrowings this first quarter compared with average investable funds of about $2 million last year.

INCOME TAXES

        The Company's income tax rate was approximately 39% in each of the quarters ended October 1, 1999 and October 2, 1998. The current first quarter rate of 39% is expected to continue through fiscal 2000 year end.

LIQUIDITY AND CAPITAL RESOURCES

        As of October 1, 1999, the Company had working capital of $38.0 million with no long-term debt, and $66.8 million of shareholders' equity.

        The Company believes that its current working capital, together with existing sources of liquidity and cash generated by operations, will satisfy its working capital requirements through at least fiscal 2000.

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

        The days sales outstanding (DSO) of the Company's accounts receivable increased from 55 at October 2, 1998, to 66 at October 1, 1999. This negative trend is caused mostly by the Disease Management segment. A combination of 100% revenue growth from prior year's first quarter and the recent conversion to a fully automated billing system at StatScript's headquarters has caused this segment's DSO to temporarily rise. In addition, the Specialty Pharmacy Services business continues to be impacted by slower-than-expected collections from two large, low-risk managed care accounts. Upon full redirection of these efforts to the collection of receivables, expected to be accomplished during fiscal 2000, the Company believes that DSOs will return to the 55 to 60 days sales outstanding range that has been achieved in earlier quarters.

        Inventory levels improved from $9.8 million in June 1999 to $9.7 million in October 1999, despite the 7% sequential quarter revenue growth. The Company believes that it is properly reserved for excess and obsolete inventory.

        The Company has a discretionary line of credit of $15 million. There was a $3.6 million balance outstanding under the line of credit at October 1, 1999. The Company believes that it may need to continue using the line of credit during fiscal year 2000 to fund certain investments and business growth.

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

Costs to Address Year 2000 Issues
The Company has implemented core systems designed to improve productivity and customer responsiveness that are also Year 2000 compliant. The most significant projects include the Company's integrated general ledger, accounts payable and fixed assets system, which was implemented in 1997, and its pharmacy services system, which was implemented in 1998. We do not view these and other similar projects as part of the Company's Year 2000 costs because we did not accelerate their replacement due to Year 2000 issues. These projects are capitalized as property and equipment on the Company's balance sheet and are depreciated over the estimated useful life of the system. Because the Company has been active in implementing new systems as described above, direct expenses related to specific Year 2000 modifications for both information systems and business systems should not be material to the financial statements. During the current calendar year, the Company has incurred approximately $250,000 over and above its ongoing productivity projects to specifically modify existing systems and applications for Year 2000 computing. The Company estimates that up to an additional $50,000 will be incurred the rest of calendar 1999. Such costs have been or will be charged to expense as incurred and are being funded through operating cash flows.

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

Contingency Plans
The principal focus of the Company's contingency plan involving third-party payors will include the dedication of cash reserves or available credit to accommodate delays in cash flow and the assignment of current and new personnel to the processing of non-electronic reimbursement forms. Contingency planning has begun with respect to the flow of raw materials and inventory, and the Company is considering increasing inventory to overcome vendor delays. All Company contingency plans have been reviewed and finalized in October 1999, with ongoing updates and enhancements through year-end.

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

SEASONALITY

            The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the overall business grows, the Company expects this seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues, as was the case in fiscal year 1999.

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

the Company's ability to execute its sales and marketing plans; termination of key payor contracts; failure to collect key accounts receivable; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business, including FDA compliance and regulations; loss or retirement of key executives; a change in the status of the Company's loan guarantee with a key executive; unforeseen Year 2000 circumstances; material litigation; changes in the status of managed care contracts; changes in ownership; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 28, 1999, for additional circumstances that could cause actual results to differ from forecasts.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments at July 2, 1999 and October 1, 1999, consisted of equity securities of Cell Robotics International, Inc., with whom the Company has a distribution and development agreement for the Lasette Laser Lancing Device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity.

PART II. OTHER INFORMATION


Items 1,2,3,4 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  10.1     Retention Incentive Arrangement effective May 20,
                           1999, between the Company and Steven A. Crees.
                  10.2     Retention Incentive Arrangement effective May 25,
                           1999, between the Company and Perry L. Anderson.
                  10.3     Retention Incentive Arrangement effective May 18,
                           1999, between the Company and Patrick L. Taffe.
                  11.1     Computation of Earnings Per Share
                  27       Financial Data Schedule
         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CHRONIMED INC.
                                                 (REGISTRANT)



November 9, 1999                         /s/ Maurice R. Taylor, II
----------------                    -------------------------------------
     Date                                    Maurice R. Taylor, II
                                           Chairman of the Board and
                                            Chief Executive Officer



November 9, 1999                            /s/ Gregory H. Keane
----------------                    -------------------------------------
     Date                                       Gregory H. Keane
                                 Vice President, Principal Financial Officer and
                                                   Treasurer