Form 10-Q
period 1999-12-31
CHRONIMED INC
filed 2000-02-01
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1999 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to __________________


Commission File Number   0-19952

                                 CHRONIMED Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Minnesota                       41-1515691
        -----------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)       Identification Number)

                             10900 Red Circle Drive
                              Minnetonka, MN 55343
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

Common Stock, $.01 par value - 12,133,031 shares outstanding as of January 19, 2000

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

                Consolidated Balance Sheets - December 31, 1999 and July 2, 1999

                Consolidated Statements of Income - Three months ended December 31, 1999 and January 1, 1999; six months ended December 31, 1999 and January 1, 1999

                Consolidated Statements of Cash Flows - Six months ended December 31, 1999 and January 1, 1999

                Notes to Consolidated Financial Statements - December 31, 1999


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

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits

                  10.1     Retention Incentive Arrangement effective October 26,
                           1999, between the Company and Steven B. Russek
                  11.1     Computation of Earnings Per Share
                  27       Financial Data Schedule

         b.)      Reports on Form 8-K


SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          Dec. 31, 1999   July 2, 1999
                                                          -------------   ------------
ASSETS                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                  $  1,613       $  3,312
  Accounts receivable, net                                     47,727         36,274
  Inventory                                                    10,241          9,786
  Other current assets                                          1,446          1,529
  Deferred taxes                                                  774            774
                                                             --------       --------
    Total current assets                                       61,801         51,675

Available-for-sale securities                                     619            610

Property and equipment:
  Property and equipment                                       27,924         25,954
  Allowance for depreciation                                  (16,971)       (13,745)
                                                             --------       --------
                                                               10,953         12,209

Goodwill, net                                                  15,436         16,242

Other assets, net                                                 138            159
                                                             --------       --------
  Total assets                                               $ 88,947       $ 80,895
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 12,972       $ 11,230
  Accrued expenses                                              2,950          2,992
  Income taxes payable                                            286            186
  Short-term debt                                               4,100             --
                                                             --------       --------
    Total current liabilities                                  20,308         14,408


Shareholders' equity:
  Preferred Stock                                                  --             --
  Common Stock, issued and outstanding shares--
    12,131 and 12,088 respectively                                121            121
  Additional paid-in capital                                   52,748         52,499
  Retained earnings                                            15,603         13,709
                                                             --------       --------
                                                               68,472         66,329
  Unrealized gain on available-for-sale securities                167            158
                                                             --------       --------
    Total shareholders' equity                                 68,639         66,487

Total liabilities and shareholders' equity                   $ 88,947       $ 80,895
                                                             ========       ========

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

                                                Second Quarter Ended                    Six Months Ended
                                                --------------------                    ----------------
                                          Dec. 31, 1999      Jan. 1, 1999       Dec. 31, 1999      Jan. 1, 1999
                                          -------------      -------------      -------------      -------------
REVENUES
  Specialty Pharmacy Services               $  32,150          $  26,800          $  58,983          $  49,685
  Disease Management                           26,196             13,901             50,241             25,868
  Diagnostic Products                           8,825              7,979             16,897             15,923
                                            ---------          ---------          ---------          ---------
    Total Revenue                              67,171             48,680            126,121             91,476
                     YR TO YR GROWTH               38%                                   38%
COSTS AND EXPENSES
  Cost of revenues                             52,183             36,508             99,080             67,921
    Gross profit                               14.988             12,172             27,041             23,555
                      % OF REVENUE               22.3%              25.0%              21.4%              25.7%
  Selling and marketing                         2,369              2,351              4,861              4,711
  General and administrative                    9,675              6,507             18,440             12,923
  Research and development                        318                180                553                325
                                            ---------          ---------          ---------          ---------
    Total operating expenses                   12,362              9,038             23,854             17,959
                      % OF REVENUE               18.4%              18.6%              18.9%              19.6%

INCOME FROM OPERATIONS                          2,626              3,134              3,187              5,596
                      % OF REVENUE                3.9%               6.4%               2.5%               6.1%

  Interest (expense) income                       (59)                58                (82)               375
  Other Income - Publishing sale                   --                503                 --                503

INCOME BEFORE INCOME TAXES                      2,567              3,695              3,105              6,474
  Income taxes                                 (1,001)            (1,440)            (1,211)            (2,525)

NET INCOME                                  $   1,566          $   2,255          $   1,894          $   3,949
                      % OF REVENUE                2.3%               4.6%               1.5%               4.3%

NET INCOME PER SHARE--BASIC                 $    0.13          $    0.19          $    0.16          $    0.33
NET INCOME PER SHARE--DILUTED               $    0.13          $    0.18          $    0.16          $    0.32

AVERAGE SHARES OUTSTANDING--BASIC              12,095             12,115             12,093             12,108
AVERAGE SHARES OUTSTANDING--DILUTED            12,106             12,316             12,121             12,319

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                     Six Months Ended
                                                                     ----------------
                                                              Dec. 31, 1999    Jan. 1, 1999
                                                              ------------     ------------
OPERATING ACTIVITIES:
  Net income                                                    $  1,894         $  3,949
  Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
      Depreciation and amortization                                4,273            3,461
      Changes in operating assets and liabilities:
        Accounts and notes receivable                            (11,453)          (9,853)
        Income taxes                                                 100               --
        Inventory                                                   (455)             124
        Accounts payable and accrued expenses                      1,700            7,667
        Other assets                                                 104             (779)
                                                                --------         --------

      Net cash (used) provided by operating activities            (3,837)           4,569

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                (241)              --
  Purchases of property and equipment                             (1,970)          (2,726)
  Purchases of available-for-sale securities                          --             (300)
  Sales and maturities of available-for-sale securities               --            6,536
                                                                --------         --------

      Net cash (used) provided by investing activities            (2,211)           3,510

FINANCING ACTIVITIES:
  Repurchase of Common Stock                                          --              (45)
  Net proceeds from issuance of Common Stock                         249              875
  Net proceeds from borrowings                                     4,100               --
                                                                --------         --------

      Net cash provided by financing activities                    4,349              830

(Decrease) Increase in cash and cash equivalents                  (1,699)           8,909

Cash and cash equivalents at beginning of period                   3,312            1,027
                                                                --------         --------

Cash and cash equivalents at end of period                      $  1,613         $  9,936
                                                                ========         ========

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended July 2, 1999.

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

                                                           $s and Shares in Thousands
                                                           --------------------------
                                         Second Quarter Ended                      Six Months Ended
                                         --------------------                      ----------------
                                December 31, 1999    January 1, 1999    December 31, 1999    January 1, 1999
                                -----------------    ---------------    -----------------    ---------------
Numerator:
----------
Net income for basic and
diluted net income per share              $ 1,566            $ 2,255              $ 1,894            $ 3,949

Denominator:
------------
Denominator for basic net income
per share--weighted-average shares         12,095             12,115               12,093             12,108

Effect of dilutive securities:
   Employee stock options                      11                201                   28                211

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                    12,106             12,316               12,121             12,319
                                          =======            =======              =======            =======

Net Income per Share  - Basic             $   .13            $   .19              $   .16            $   .33
                                          =======            =======              =======            =======

Net Income per Share - Diluted            $   .13            $   .18              $   .16            $   .32
                                          =======            =======              =======            =======

Options to purchase 2,195,783 and 2,144,090 shares of common stock at various prices were outstanding as of fiscal 2000 second quarter end and year-to-date respectively, but were not included in the computation of diluted net income per share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE D--BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: the table below presents information by reportable segment.


                                                         Specialty
                                        Diagnostic       Pharmacy        Disease
                                         Products        Services       Management         Total
                                         --------        --------       ----------         -----
For the Quarter Ended 12/31/99
   Revenues                              $  8,825        $ 32,150        $ 26,196        $ 67,171
   Income from Operations                   1,061             499           1,448           3,008

For the Quarter Ended 1/1/99
   Revenues                              $  7,979        $ 26,800        $ 13,901        $ 48,680
   Income from Operations                   1,971             565             127           2,663


For the Six Months Ended 12/31/99
   Revenues                              $ 16,897        $ 58,983        $ 50,241        $126,121
   Income from Operations                   1,775             339           2,102           4,216

For the Six Months Ended 1/1/99
   Revenues                              $ 15,923        $ 49,685        $ 25,868        $ 91,476
   Income from Operations                   4,094           1,110              12           5,216


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

REVENUES

        Chronimed is comprised of three operating segments--Specialty Pharmacy Services, Disease Management, and Diagnostic Products. This three-way view describes the business and reflects how it is managed and resourced. It also aligns with the disclosure requirements of Financial Accounting Statement No. 131, Segment Reporting, which Chronimed implemented at the end of the 1999 fiscal year. The Specialty Pharmacy Services business includes the Injectables program, Organ Transplant Pharmacy, and Home Service Medical. The Disease Management business, focusing on HIV/AIDS patients, includes StatScript Pharmacy and Clinical Partners. The

Diagnostic Products business includes the General Medical business (and Publishing, which was sold in fiscal 1999 second quarter).

        Total revenue increased 38%, from $48.7 million to $67.2 million, for the second quarter ended January 1, 1999 and December 31, 1999, respectively; and 38%, from $91.5 million to $126.1 million for the six months ended January 1, 1999 and December 31, 1999, respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases.

        Specialty Pharmacy Services revenue grew 20% in the second quarter, from $26.8 million to $32.1 million. Year to date revenue grew 19%, from $49.7 million to $59.0 million for the six months ended January 1, 1999 and December 31, 1999, respectively. Most of the growth came from the Injectables program - up $5.4 million in the second quarter, and $10.1 million year to date - which experienced strong patient intake from the managed care plans. Home Service Medical revenue grew 17% in the second quarter, from $4.5 million to $5.3 million, and 19% year to date, from $7.3 million to $8.7 million. Organ Transplant Pharmacy revenue was flat compared to last year's second quarter at $8.9 million, and down 3% year to date, from $17.9 million to $17.3 million. In an effort to better focus on Chronimed's core businesses, the Company closed two Diabetes Service Centers and chose not to renew a Diabetes Care System contract. This results in quarter-on-quarter revenue decrease of $800,000, and a year to date decrease of $1.6 million.

        Disease Management revenue grew $12.3 million and 88% over last year's second quarter, from $13.9 million to $26.2 million; and 94%, from $25.9 million to $50.2 million for the six months ended January 1, 1999 and December 31, 1999, respectively. All of this growth came from the StatScript Pharmacy network, with new pharmacies, new patients in existing stores, and higher pharmaceutical prices all contributing to the growth. Clinical Partners revenues were slightly down for the second quarter, and down 8% year to date compared to prior year.

        Diagnostic Products segment revenue grew approximately $800,000 and 11% over last year's second quarter, from $8.0 million to $8.8 million. There was approximately $300,000 of revenue in last year's second quarter from the Publishing business, which was sold in fiscal 1999. Excluding Publishing, Diagnostics Products grew $1.1 million over last year's second quarter. Year to date revenue is up 6%, from $15.9 million to $16.9 million for the six months ended January 1, 1999 and December 31, 1999, respectively. There was approximately $800,000 of revenue in last year's first six months from the Publishing business, which was sold in fiscal 1999. Excluding Publishing, Diagnostics Products grew $1.8 million over last year's first six months. Significant new products, most notably the Assure blood glucose system and the DiaScreen urine diagnostic tests, have contributed to this growth.

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

GROSS PROFIT

        Gross profit dollars for the second quarter increased 23.1% from $12.2 million last year to $15.0 million this year; and year to date increased 14.8% from $23.6 million last year to $27.0 million this year. Gross profit percentage for the second quarter was 22.3% against 25.0% last year; and year to date gross profit percentage was 21.4% against 25.7% last year. Percentage gross profit reduction is a natural consequence of the growth of the Disease Management business and the Specialty Pharmacy Services business, particularly the Injectables program, with its lower managed care margins. Also, in Diagnostic Products, gross profit percentages have declined as a result of product mix, price pressures, and underutilization of fixed manufacturing costs.

SELLING AND MARKETING EXPENSES

        Overall selling and marketing expenses in the second quarter were up approximately $20,000 and 1% compared to last year's second quarter, on overall revenue growth of 38%. Year to date selling and marketing expenses were up $150,000 and 3% compared to last year's first six months, on overall revenue growth of 38%. This is the result of cost containment efforts, most notably in the Specialty Pharmacy Services segment. As a percentage of revenue, selling and marketing expenses dropped from 4.8% in last year's second quarter to 3.5% in this year's second quarter, and from 5.1% in last year's first six months to 3.9% in this year's first six months.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative (G&A) expenses for the second quarter totaled $9.7 million, up from $6.5 million last year. As a percentage of revenue, G&A expenses increased from 13.4% last year to 14.4% this year. Year to date expenses totaled $18.4 million, up from $12.9 million last year. As a percentage of revenue, G&A expenses increased from 14.1% last year to 14.6% this year. Much of the absolute dollar increase in spending is due to variable expenses that have grown with revenue (StatScript pharmacies, customer service, billing, and fulfillment) and increased bad debt expense as a result of revenue growth. Also included here are the one-time expenses of approximately $470,000 in the second quarter and $882,000 in the first six months related to the Company's current efforts in seeking strategic alternatives. Other important areas of G&A spending growth include information systems, management, and facilities. The Company believes that these infrastructure investments are necessary to support revenue growth.

INTEREST INCOME / EXPENSE

        Interest income decreased from $58,000 in last year's second quarter to an interest expense of $59,000 this quarter. Interest income decreased from $374,000 in last year's first six months to an interest expense of $82,000 in this year's first six months. There are two major reasons for the decline. First, last year's second quarter included $15,000 of interest income, and year to date included $295,000 of interest income from the Orphan Medical receivable arising from the Orphan Medical rights sale. This second quarter and year to date, with the receivable balance paid in full, the Company did not recognize any interest income from Orphan Medical. Second, in financing Chronimed's significant growth, the Company has incurred short-term borrowings throughout the current year compared with average investable funds of about $4 million last year.

INCOME TAXES

        The Company's income tax rate was approximately 39% in each of the quarters ended December 31, 1999 and December 1, 1999. The current second quarter rate of 39% is expected to continue through fiscal 2000 year end.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999, the Company had working capital of $41.5 million with no long-term debt, and $68.6 million of shareholders' equity.

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

        The days sales outstanding (DSO) of the Company's accounts receivable increased from 60 at January 1, 1999, to 64 at December 31, 1999. This negative trend is caused mostly by the Disease Management segment. A combination of 88% revenue growth from prior year's second quarter and the recent conversion to a fully automated billing system at StatScript's headquarters has caused this segment's DSO to temporarily rise. In addition, the Specialty Pharmacy Services business continues to be impacted by slower-than-expected collections from two large, low-risk managed care accounts. Upon full redirection of these efforts to the collection of receivables, expected to be accomplished during fiscal 2000, the Company believes that DSOs will return to the 55 to 60 days sales outstanding range that has been achieved in earlier quarters.

        Inventory levels increased from $9.8 million in June 1999 to $10.2 million in December 1999, mostly due to the growth of the StatScript pharmacy business. The Company believes that it is properly reserved for excess and obsolete inventory.

        The Company has a discretionary line of credit of $15 million. There was a $4.1 million balance outstanding under the line of credit at December 31, 1999. The Company believes that it may need to continue using the line of credit during fiscal year 2000 to fund certain investments and business growth.

THE YEAR 2000 READINESS DISCLOSURE STATEMENT

        The Company did not encounter any significant system issues related to Year 2000. The Company will continue to monitor all systems for potential Year 2000 related issues.

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

SEASONALITY

            The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues and earnings in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the overall business grows, the Company expects this seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues, as was the case in fiscal year 1999. However, with respect to the impact of seasonality on earnings, the Company expects that fiscal third quarter earnings may be the same or lower than second quarter earnings. This is mainly due to the higher than average margins generated by the non-contracted indemnity patients who accelerate their purchases into fiscal second (calendar fourth) quarter.

OUTLOOK

        Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: changes in economic conditions; general competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products, particularly the Select GT and Supreme blood glucose systems, the urine diagnostic strips, the Assure blood glucose system, and the Lasette laser finger perforator system; pressures on gross profit margins; the Company's ability to execute its sales and marketing plans; termination of key payor contracts; failure to collect key accounts receivable; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business, including FDA compliance and regulations; loss or retirement of key executives; a change in the status of the Company's loan guarantee with a key executive; unforeseen Year 2000 circumstances; material litigation; changes in the status of managed care contracts; changes in ownership; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 28, 1999, for additional circumstances that could cause actual results to differ from forecasts.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments at July 2, 1999 and December 31, 1999, consisted of equity securities of Cell Robotics International, Inc., with whom the Company has a distribution and development agreement for the Lasette Laser Lancing Device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity.

PART II.   OTHER INFORMATION


Items 1,2,3,4 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  Retention Incentive Arrangement effective October 26, 1999, between the Company and Steven B. Russek.
            11.1  Computation of Earnings Per Share
            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CHRONIMED INC.
                                           --------------------------
                                                  (REGISTRANT)



   January 31, 2000                        /s/  Maurice R. Taylor, II
   ----------------                        --------------------------
        Date                                 Maurice R. Taylor, II
                                           Chairman of the Board and
                                            Chief Executive Officer



   January 31, 2000                           /s/ Gregory H. Keane
   ----------------                        --------------------------
        Date                                    Gregory H. Keane
                                 Vice President, Principal Financial Officer and
                                                   Treasurer