Form 10-Q
period 2000-03-31
CHRONIMED INC
filed 2000-05-05
CIK 883813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        March 31, 2000      or
                                     -------------------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________


Commission File Number      0-19952
                        ---------------

                                 CHRONIMED Inc.
           ----------------------------------------------------------
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
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code  (952) 979-3600
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

 Common Stock, $.01 par value - 12,143,621 shares outstanding as of May 1, 2000
-------------------------------------------------------------------------------

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 2000 and July 2, 1999

           Consolidated Statements of Income - Three months ended March 31, 2000 and April 2, 1999; nine months ended March 31, 2000 and April 2, 1999

           Consolidated Statements of Cash Flows - Nine months ended March 31, 2000 and April 2, 1999

           Notes to Consolidated Financial Statements - March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Quantitative and Qualitative Disclosures About Market Risk

                         CHRONIMED INC. AND SUBSIDIARIES



PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 required under Part II have been omitted since all items are not applicable or the answers are negative.

Item 4. Submission of Matters to a Vote of Security Holders ---- Annual Meeting of Shareholders held on February 23, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits
                  10.1 Employment agreement effective March 1, 2000 between the Company and Gregory H. Keane
                  11.1     Computation of Earnings Per Share
                  27.1     Financial Data Schedule
                  27.2     Restated Financial Data Schedule
                  27.3     Restated Financial Data Schedule
                  27.4     Restated Financial Data Schedule

         b.)      Reports on Form 8-K



SIGNATURES

Part I. Financial Information
Item 1. Financial Statements

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                              Mar 31, 2000     July 2, 1999
                                              ------------     ------------
ASSETS                                         (Unaudited)
Current assets:
  Cash and cash equivalents                      $     533       $   3,312
  Accounts receivable, net                          43,650          32,533
  Income taxes receivable                            2,211              --
  Inventory                                          6,735           5,395
  Other current assets                                 720           1,358
  Deferred taxes                                       929             929
                                                 ---------       ---------
    Total current assets                            54,778          43,527

Property and equipment:
  Property and equipment                            14,674          13,850
  Allowance for depreciation                        (7,781)         (5,993)
                                                 ---------       ---------
                                                     6,893           7,857

Goodwill, net                                        9,315          15,373
Net assets of discontinued operations               11,743          11,624
Other assets, net                                      107             161
                                                 ---------       ---------
  Total assets                                   $  82,836       $  78,542
                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   9,151       $   9,917
  Accrued expenses                                   2,090           1,952
  Income taxes payable                                  --             186
  Short-term debt                                    4,200              --
                                                 ---------       ---------
    Total current liabilities                       15,441          12,055


Shareholders' equity:
  Preferred Stock                                       --              --
  Common Stock, issued and outstanding
  shares--12,131 and 12,088, respectively              121             121
  Additional paid-in capital                        52,763          52,499
  Retained earnings                                 13,712          13,709
                                                 ---------       ---------
                                                    66,596          66,329
  Accumulated other comprehensive income --
   Unrealized gain on available-for-sale
   securities of discontinued operations               799             158
                                                 ---------       ---------
    Total shareholders' equity                      67,395          66,487

Total liabilities and shareholders' equity       $  82,836       $  78,542
                                                 =========       =========


                 See notes to consolidated financial statements.

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                       Third Quarter Ended                Nine Months Ended
                                                       -------------------                -----------------
                                                  Mar 31, 2000      Apr 2, 1999     Mar 31, 2000      Apr 2, 1999
                                                  ------------      -----------     ------------      -----------
REVENUES
  Mail Order - Specialty Pharmacy Services           $  29,386        $  26,303        $  88,369        $  76,826
  Retail - Disease Management                           28,210           17,742           78,451           43,610
                                                     ---------        ---------        ---------        ---------
    Total revenue                                       57,596           44,045          166,820          120,436
                YR TO YR GROWTH                             31%                               39%

COSTS AND EXPENSES
  Cost of revenues                                      47,463           36,699          136,452           97,410
    Gross profit                                        10,133            7,346           30,368           23,026
                 % OF REVENUE                             17.6%            16.7%            18.2%            19.1%

  Selling and marketing                                  1,127            1,091            3,380            3,607
  General and administrative                             7,604            6,640           24,174           18,200
  Other expense - Clinical Partners write-off            5,500               --            5,500               --
                                                     ---------        ---------        ---------        ---------
    Total operating expenses                            14,231            7,731           33,054           21,807
                 % OF REVENUE                             24.7%            17.6%            19.8%            18.1%

INCOME (LOSS) FROM OPERATIONS                           (4,098)            (385)          (2,686)           1,219
                 % OF REVENUE                            -7.1%            -0.9%            -1.6%              1.0%

  Interest (expense) income                                (43)              28             (125)             402
  Other income - Publishing sale                            --               --               --              503

INCOME (LOSS) BEFORE INCOME TAXES                       (4,141)            (357)          (2,811)           2,124
  Income taxes                                           1,615              139            1,096             (828)

INCOME (LOSS) FROM CONTINUING OPERATIONS                (2,526)            (218)          (1,715)           1,296
                 % OF REVENUE                            -4.4%            -0.5%            -1.0%              1.1%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX            635              684            1,718            3,119

NET INCOME (LOSS)                                    ($  1,891)       $     466        $       3        $   4,415
                 % OF REVENUE                            -3.3%              1.1%             0.0%             3.7%

BASIC EARNINGS (LOSS) PER SHARE:
  Income (Loss) from Continuing Operations           ($   0.21)       ($   0.02)       ($   0.14)       $    0.11
  Income from Discontinued Operations                $    0.05        $    0.06        $    0.14        $    0.25
  Net Income (Loss) per Share                        ($   0.16)       $    0.04        $    0.00        $    0.36

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (Loss) from Continuing Operations           ($   0.21)       ($   0.02)       ($   0.14)       $    0.11
  Income from Discontinued Operations                $    0.05        $    0.06        $    0.14        $    0.25
  Net Income (Loss) per Share                        ($   0.16)       $    0.04        $    0.00        $    0.36

AVERAGE SHARES OUTSTANDING--BASIC                       12,133           12,109           12,106           12,108
AVERAGE SHARES OUTSTANDING--DILUTED                     12,133           12,109           12,106           12,263

                 See notes to consolidated financial statements.

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                   Mar 31, 2000     Apr 2, 1999
                                                                   ------------     -----------
OPERATING ACTIVITIES
  Net income                                                          $       3       $   4,415
  Less income from discontinued operations                                1,718           3,119

    Income (loss) from continuing operations                             (1,715)          1,296

  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                       3,229           2,831
      Write-off of Clinical Partners contract management line             5,500              --
      Changes in operating assets and liabilities, net of effect of Clinical Partners write-off:
        Accounts receivable                                             (11,117)        (10,502)
        Income taxes                                                     (2,397)          1,011
        Inventory                                                        (1,340)            642
        Accounts payable and accrued expenses                            (1,297)          2,825
        Other assets                                                        656            (382)
                                                                      ---------       ---------

      Net cash used in operating activities                              (8,481)         (2,279)

INVESTING ACTIVITIES
  Purchases of property and equipment                                    (1,002)         (2,825)
  Sales and maturities of available-for-sale securities                      --           6,537
                                                                      ---------       ---------

      Net cash (used in) provided by investing activities                (1,002)          3,712

FINANCING ACTIVITIES
  Repurchase of Common Stock                                                 --          (1,842)
  Net proceeds from issuance of Common Stock                                264           1,255
  Net proceeds from borrowings                                            4,200              --
                                                                      ---------       ---------

      Net cash provided by (used in) financing activities                 4,464            (587)

CASH PROVIDED BY DISCONTINUED OPERATIONS                                  2,240           2,659
                                                                      ---------       ---------

(Decrease) Increase in cash and cash equivalents                         (2,779)          3,505
Cash and cash equivalents at beginning of period                          3,312           1,027
                                                                      ---------       ---------
Cash and cash equivalents at end of period                            $     533       $   4,532
                                                                      =========       =========

                 See notes to consolidated financial statements.

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended July 2, 1999.

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

In March 2000, the Board of Directors of the Company approved a plan to spin off its Diagnostics Products business (the "Spinoff") through a tax-free dividend to shareholders contingent upon the satisfaction of various conditions. This transaction will be effected through the distribution of shares in a newly formed company, to be named MEDgenesis Inc., to Chronimed shareholders. As a result, the Company has restated its financial statements reflecting the historical operations of the Diagnostics Products business as discontinued operations (see Note E). The Company can cancel the Spinoff for any reason at any time before it is effected.


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

                                                         $s and Shares in Thousands
                                                         --------------------------
                                            Third Quarter Ended                Nine Months Ended
                                            -------------------                -----------------
                                      March 31, 2000    April 2, 1999   March 31, 2000    April 2, 1999
                                      --------------    -------------   --------------    -------------
Numerator - Net income (loss) for
basic and diluted net income per
share:
  Continuing operations                     ($ 2,526)        ($   218)        ($ 1,715)        $  1,296
  Discontinued operations                        635              684            1,718            3,119
                                            --------         --------         --------         --------
  Net Income                                ($ 1,891)        $    466         $      3         $  4,415

Denominator:
Denominator for basic net income
per share--weighted-average shares            12,133           12,109           12,106           12,108

Effect of dilutive securities:
  Employee stock options                          --               --               --              155

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                       12,133           12,109           12,106           12,263
                                            ========         ========         ========         ========

Basic net income (loss) per share:
  Continuing operations                     ($   .21)        ($   .02)        ($   .14)        $    .11
  Discontinued operations                        .05              .06              .14              .25
                                            --------         --------         --------         --------
Basic net income (loss) per share           ($   .16)        $    .04         $    .00         $    .36
                                            ========         ========         ========         ========

Diluted net income (loss) per share:
  Continuing operations                     ($   .21)        ($   .02)        ($   .14)        $    .11
  Discontinued operations                        .05              .06              .14              .25
                                            --------         --------         --------         --------
Diluted net income (loss) per share         ($   .16)        $    .04         $    .00         $    .36
                                            ========         ========         ========         ========

Income from continuing operations was negative for the quarters ended March 31, 2000 and April 2, 1999 and for the nine months ended March 31, 2000. Therefore, options were not included in dilutive securities as the effect would have been antidilutive.

NOTE D--BUSINESS SEGMENT INFORMATION

The Company has two reportable segments. The table below presents information by reportable segment.

                                                              Mail Order -
                                                               Specialty
                                                                Pharmacy      Retail - Disease
                                                                Services          Management         Total
                                                                --------          ----------         -----
For the Quarter Ended 3/31/00
   Revenues                                                      $29,386           $28,210          $57,596
   Income from Operations                                           (245)           (4,140)          (4,385)
 * Inc. from Ops - excluding Clinical Partners write-off            (245)            1,360            1,115

For the Quarter Ended 4/2/99
   Revenues                                                      $26,303           $17,742          $44,045
   Income from Operations                                           (606)              293             (313)


For the Nine Months Ended 3/31/00
   Revenues                                                      $88,369           $78,451         $166,820
   Income from Operations                                             94            (2,038)          (1,944)
 * Inc. from Ops - excluding Clinical Partners write-off              94             3,462            3,556

For the Nine Months Ended 4/2/99
   Revenues                                                      $76,826           $43,610         $120,436
   Income from Operations                                            581               305              886


The difference between segment totals and the Company's consolidated totals consist of over / under allocated corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. No major changes in segment assets have occurred since July 2, 1999 except for the $4.7 million pre-tax write-off of goodwill related to the Clinical Partners contract management line.

* Excludes $5.5 million charge in March 2000, resulting from the Company's decision to exit the Clinical Partners contract management line.

NOTE E--DISCONTINUED OPERATIONS

In March 2000, the Board of Directors of the Company approved a plan to spin off its Diagnotic Products business, contingent upon the satisfaction of various conditions. This transaction will be effected through the distribution of shares in a newly formed company, to be named MEDgenesis Inc., to Chronimed shareholders. Chronimed believes that the receipt of shares of MEDgenesis common stock should be tax free for federal income tax purposes to our stockholders and that the Company should not recognize income, gain or loss as a result of the Spinoff. However, if audited by the United States Internal Revenue Service, there is no guarantee that the transaction will be deemed to be tax free to stockholders and the Company. As a result of the plans to spin off MEDgenesis, the Company's Consolidated Financial Statements and notes report this business as "Discontinued Operations." Prior years' consolidated financial statements and notes have been restated accordingly. The Company can cancel the Spinoff for any reason at any time before it is effected.

Part I.    Financial Information
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Chronimed Inc. ("Chronimed" or the "Company") was founded in 1985 as a Minnesota corporation and has been publicly traded (Nasdaq: CHMD) since 1992. During this time, Chronimed has become an integrated healthcare company specializing in specialty pharmacy services and disease management for people with chronic health conditions.

      The Company markets and distributes pharmaceuticals and related products by mail and retail pharmacy. It also provides specialized disease management services to specific populations of patients with selected chronic conditions.

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

      On March 13, 2000, Chronimed announced its intention to spin off its Diagnostic Products business (to be named MEDgenesis Inc.) to shareholders, contingent upon the satisfaction of various conditions. The Spinoff is intended to allow Chronimed and MEDgenesis to focus better on growing their respective businesses to compete in today's highly competitive markets and to allow investors, customers, lenders and other constituencies to evaluate the respective businesses of Chronimed and MEDgenesis on a stand-alone basis. In addition, the Company announced the discontinuance of its engagement with the investment banking firm of PaineWebber, the purpose of which was to explore strategic alternatives to enhance shareholder value. Upon completion of the Spinoff, expected to be in July, Chronimed will no longer be in the medical diagnostic products business.

REVENUES

      Chronimed is comprised of two operating segments--Mail Order - Specialty Pharmacy Services and Retail - Disease Management. This view describes the business and reflects how it is managed and resourced. It also aligns with the disclosure requirements of Financial Accounting Statement No. 131, Segment Reporting, which Chronimed implemented at the end of the 1999 fiscal year. The Mail Order - Specialty Pharmacy Services business includes the Injectables program, Organ Transplant Pharmacy, and Home Service Medical. The Retail - Disease Management business, focusing on HIV/AIDS patients, includes StatScript Pharmacy and the remaining Strategic Services line of Clinical Partners (the contract/case management line of Clinical Partners was written off in this current third quarter).

      Total revenue increased 31%, from $44.0 million to $57.6 million, for the third quarter ended April 2, 1999 and March 31, 2000, respectively; and 39%, from $120.4 million to $166.8 million for the nine months ended April 2, 1999 and March 31, 2000, respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases.

      Mail Order - Specialty Pharmacy Services revenue grew 12% in the third quarter, from $26.3 million to $29.4 million. Year to date revenue grew 15%, from $76.8 million to $88.4 million for the nine months ended April 2, 1999 and March 31, 2000, respectively. Most of the growth came from the Injectables program - up $3.5 million in the third quarter, and $13.6 million year to date - which experienced strong patient intake from the managed care plans. Home Service Medical revenue grew 54% in the third quarter, from $1.6 million to $2.4 million, and 25% year to date, from $8.9 million to $11.2 million. Organ Transplant Pharmacy revenue was down 4% compared to last year's third quarter, from $8.9 million to $8.6 million, and down 4% year to date, from $26.8 million to $25.9 million, due to open sales positions during the strategic initiatives process. In an effort to better focus on Chronimed's core businesses, the Company closed two Diabetes Service Centers and chose not to renew a Diabetes Care System contract. This resulted in a quarter-on-quarter revenue decrease of $800,000, and a year to date decrease of $2.4 million.

      Retail - Disease Management revenue grew $10.5 million and 59% over last year's third quarter, from $17.7 million to $28.2 million; and 80%, from $43.6 million to $78.4 million for the nine months ended April 2, 1999 and March 31, 2000, respectively. The majority of this growth came from the StatScript Pharmacy network, with new pharmacies, new patients in existing stores, and higher pharmaceutical prices all contributing to the growth. Clinical Partners revenues were up 42% for the third quarter and up 4% year to date compared to prior year. The Company has exited its underperforming Clinical Partner's contract/case management line in this current third quarter, which will result in reduced revenues in the future of approximately $400,000 per quarter.

      Overall mail order and retail revenue growth for fiscal 2000 is expected to be about 30% above fiscal 1999 as revenue growth is expected to continue in both of Chronimed's operating segments. Important to this projection is the Company's ability to maintain and add contracts in its Mail Order - Specialty Pharmacy Services business and its ability to maintain and grow its customer base in the Retail - Disease Management business. The Company believes that its supplier inputs and pharmacy fulfillment rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

      Gross profit dollars for the third quarter increased 37.9% from $7.3 million last year to $10.1 million this year; and year to date increased 31.9% from $23.0 million last year to $30.4 million this year. Gross profit percentage for the third quarter was 17.6% against 16.7% last year; and year to date gross profit percentage was 18.2% against 19.1% last year. The gross profit percentage is favorable for the quarter due primarily to the increased mix in the higher margin Retail - Disease Management segment. The year to date decrease in gross profit percentage was due primarily to reduced margins in the mail order business caused by managed care pricing pressure within the injectables and diabetes supply lines.

SELLING AND MARKETING EXPENSES

      Overall selling and marketing expenses in the third quarter were up approximately $40,000 and 3% compared to last year's third quarter, on overall revenue growth of 31%. Year to date selling and marketing expenses were down $230,000 and 6% compared to last year's first nine months, on overall revenue growth of 39%. This is the result of cost containment efforts, most notably in the Mail Order - Specialty Pharmacy Services segment. As a percentage of revenue, selling and marketing expenses dropped from 2.5% in last year's third quarter to 2.0% in this year's third quarter, and from 3.0% in last year's first nine months to 2.0% in this year's first nine months. The Company expects to increase its spending into fiscal 2001 to support revenue goals.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative (G&A) expenses for the third quarter totaled $7.6 million, up from $6.6 million last year. As a percentage of revenue, G&A expenses decreased from 15.1% last year to 13.2% this year. Year to date expenses totaled $24.2 million, up from $18.2 million last year. As a percentage of revenue, G&A expenses decreased from 15.1% last year to 14.5% this year. Much of the absolute dollar increase in spending is due to variable expenses that have grown with revenue (StatScript pharmacies, customer service, billing, and fulfillment) and increased bad debt expense as a result of revenue growth. Also included here are the expenses of approximately $931,000 in the first nine months related to the Company's efforts in seeking strategic alternatives. This project is now complete. In addition, the Company incurred a $5.5 million dollar charge (classified as other expense within operating expenses) in the third quarter as a result of its decision to exit the underperforming Clinical Partner's contract management line. This charge included a writedown of goodwill of $4.7 million and other restructuring charges of $800,000. Looking to fourth quarter ending June 30, 2000, the company will incur certain spin off costs that are not yet estimable but will be disclosed in earnings releases and Form 10-K filings.

INTEREST INCOME / EXPENSE

      Interest income decreased from $28,000 in last year's third quarter to an interest expense of $43,000 this quarter. Interest income decreased from $402,000 in last year's first nine months to an interest expense of $125,000 in this year's first nine months. There are two major reasons for the decline. First, last year's year to date interest income included $295,000 from the Orphan Medical receivable arising from the Orphan Medical rights sale. This year to date, with the receivable balance paid in full, the Company did not recognize any interest income from Orphan Medical. Second, in financing Chronimed's significant growth, the Company has incurred short-term borrowings throughout the current year compared with average investable funds of about $4 million last year.

INCOME TAXES

      The Company's income tax rate was approximately 39% in each of the quarters ended March 31, 2000 and April 2, 1999. The current third quarter rate of 39% is expected to continue through fiscal 2000 year end.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company had working capital of $39.3 million with no long-term debt.

      The Company believes that its current working capital, together with its bank line of credit and cash generated by operations, will satisfy its working capital requirements through at least fiscal 2000. To support its growth plans through fiscal 2001, the Company may need to expand its line of credit and seek additional debt or equity financing.

      The Company's accounts receivable are generally with Payors for which the collection periods vary depending on the practices of the individual Payor and whether or not Chronimed has a contract with the Payor. Electronic billing and on-line adjudication of claims are positive trends that shorten cash collection periods and improve cash flow. Two of Chronimed's largest Payors have recently reverted to a significant mix of paper-based claims processing, which is a negative trend that lengthens cash collection periods but at slightly higher pricing and gross margins. The Company expects working capital requirements to increase as revenues increase.

      The days sales outstanding (DSO) of the Company's accounts receivable increased from 61 at April 2, 1999, to 69 at March 31, 2000. This negative trend is caused mostly by the Retail - Disease Management segment. A combination of 59% revenue growth from prior year's third quarter and the recent conversion to a fully automated billing system at StatScript's headquarters has caused this segment's DSO to rise. In addition, the Mail Order - Specialty Pharmacy Services business continues to be impacted by slower-than-expected collections from the two large, low risk Payors noted above. With planned headcount additions and improved systems performance, the Company believes that DSOs will return to the 60 days sales outstanding range that has been achieved in earlier quarters.

      Inventory levels increased from $5.4 million in June 1999 to $6.7 million in March 2000, mostly due to the growth of the StatScript pharmacy business. The Company believes that it is properly reserved for excess and obsolete inventory.

      The Company has a discretionary line of credit of $15 million. There was a $4.2 million balance outstanding under the line of credit at March 31, 2000. The Company believes that it will need to continue using the line of credit during fiscal year 2000 to fund certain investments and business growth. Also, the company will need to renegotiate its line of credit given the intended spin off of the Diagnostic Products business.

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

SEASONALITY

      The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues and earnings in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when Payors impose new deductible calculations). As the overall business grows, the Company expects this seasonal pattern will soften and that third quarter revenues may be the same as or higher than second quarter revenues. However, because of the high profit content of the accelerated indemnity business from third quarter to second quarter, the Company expects the earnings seasonality to continue into fiscal 2001. In the third quarter of this year, revenues were only slightly less than in second quarter, or $57.6 million in third quarter compared to $58.2 million in second quarter. Core operating income, excluding the Clinical Partners write-off and strategic initiative effect, dropped from $2.0 million in second quarter to $1.4 million in third quarter.

OUTLOOK

      Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: changes in economic conditions; general competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; pressures on gross profit margins; the Company's ability to execute its sales and marketing plans; termination of key Payor contracts; failure to collect key accounts receivable; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business, including FDA compliance and regulations; loss or retirement of key executives; a change in the status of the Company's loan guarantee with a key executive; material litigation; changes in the status of managed care contracts; changes in ownership; failure to complete the intended Spinoff; and management of growth. Please see Exhibit 99 filed with the Company's Form 10-K on September 28, 1999, for additional circumstances that could cause actual results to differ from forecasts.

PART II. OTHER INFORMATION


Items 1, 2, 3 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 4. Submission of Matters to a Vote of Security Holders - Annual Meeting of Shareholders, held on February 23, 2000.

      At the meeting, the director nominees described in the Company's Proxy Statement were elected as follows:

                                                           FOR       WITHHOLD AUTHORITY
                                                         - - - -     - - - - - - - - - -
Henry F. Blissenbach      Class II, three year term     10,261,746        387,866
Charles V. Owens, Jr.     Class II, three year term     10,257,645        391,967

      The terms for directors John H. Bullion and Maurice R. Taylor, II expire at the Annual Meeting to be held in 2000; the term for director John H. Flittie expires at the Annual Meeting to be held in 2001.

      In addition, the following proposal was approved by shareholders:

                                                   FOR        AGAINST     ABSTAIN     BROKER NON-VOTES
                                                  - - -       - - - -     - - - -     - - - - - - - - -
RATIFY APPOINTMENT OF ERNST AND YOUNG LLP
AS INDEPENDENT AUDITORS FOR 2000 FISCAL YEAR    10,512,430    130,482       6,700           0

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  10.1 Employment agreement effective March 1, 2000 between the Company and Gregory H. Keane
                  11.1     Computation of Earnings Per Share
                  27.1     Financial Data Schedule
                  27.2     Restated Financial Data Schedule
                  27.3     Restated Financial Data Schedule
                  27.4     Restated Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated March 13, 2000. The report covered the Company's announcement of its intention to spin off its Diagnostic Products business to shareholders as well as the discontinuance of its engagement with PaineWebber, the purpose of which was to explore strategic alternatives for the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CHRONIMED INC.
                                                      --------------
                                                       (REGISTRANT)



   May 4, 2000                                  /s/ Maurice R. Taylor, II
--------------------                     ---------------------------------------
       Date                                       Maurice R. Taylor, II
                                                Chairman of the Board and
                                                 Chief Executive Officer



   May 4, 2000                                   /s/ Gregory H. Keane
--------------------                     ---------------------------------------
       Date                                          Gregory H. Keane
                                         Vice President, Chief Financial Officer


20