Form 10-K405
period 2000-06-30
CHRONIMED INC
filed 2000-09-27
CIK 883813

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 0-19952
------------------------------

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

                           --------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting and non-voting common equity of Chronimed Inc. held by non-affiliates as of close of business on August 31, 2000, was approximately $87 million based on the closing price of $7.313 per share reported on the Nasdaq Stock Market. The number of shares of Common Stock outstanding as of August 31, 2000 is 12,147,021.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 14, 2000, to be filed with the Commission are incorporated by reference in Part III of the Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

         Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The Company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third party payors ("payors") to improve clinical and cost-of-care outcomes. The Company was founded in 1985 as a Minnesota corporation and has been publicly traded (Nasdaq:
CHMD) since 1992.

         The Company distributes its pharmaceuticals and related educational materials by mail and through its StatScript retail pharmacy chain. The patient populations for which the Company's services are most effective include patients who:

      * Have illnesses that generally occur in less than one percent of the nation's population;

      * Require high-cost, complex medications, the majority of which must be taken for the rest of the patient's life, and are not always available through traditional retail pharmacies;

      *  Require treatment by healthcare specialists; and

      * Require a significant amount of self-management and ongoing education (where patient compliance is critical for improving clinical and financial outcomes).

         By focusing on select chronic conditions, the Company is able to improve the quality of care for those people affected by these uncommon diseases. In addition, the expertise Chronimed has developed makes it a valuable partner for institutions, foundations and healthcare providers working with patients afflicted with these chronic conditions. Chronimed also believes the payors that pay a large portion of related healthcare costs do business with Chronimed as a result of the Company's ability to improve care while minimizing overall expenditures. Finally, Chronimed has spent many years establishing relationships with the developers and manufacturers of prescription drugs and other products needed to manage chronic conditions. The Company currently works directly with all of these constituents in a concerted effort to improve clinical and cost-of-care outcomes -- and enhance the quality of life for the chronically ill.

         Chronimed provides patients with a convenient, competitively priced source of prescription drugs, counseling support, and a variety of educational materials to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her disease, the lower the incidence of complications and the better the patient's quality of life. The Company believes that by educating patients and increasing patient compliance, as well as increasing provider support and intervention, clinical outcomes can be favorably improved, decreasing long-term costs of care.

         Chronimed obtains patients primarily through referrals from healthcare providers, direct patient contacts, and contracts with insurers and managed care organizations. According to Medical Economics (April 10, 2000), an estimated 90% of privately insured workers in the United States were enrolled in some type of managed care program during 1999, up from 52% in 1993.

         The specialty pharmacy industry was developed principally in response to the demand from employers and payors for more effective control of patient care and cost increases in certain unusual chronic illnesses. As employers attempt to control their escalating healthcare costs, they seek out providers who have adopted various specialized managed care techniques. As a result of the increasing role of managed care, coupled with the Company's experience in managing specific patient groups, the increasing majority of patient referrals come from contracts with payors and from the government.

         In addition, the Company has developed relationships with certain treatment centers, foundations and medical associations that specialize in the treatment or support of patients with chronic conditions. These relationships provide the Company with access to a large number of individuals with chronic conditions and to the healthcare specialists treating these conditions.

         Chronimed believes that its system is well suited for developers and manufacturers of pharmaceutical products who are targeting small or hard-to-identify patient populations. Chronimed provides these companies with assistance in the rapid introduction of their products, a cost-effective means for distributing these products to specific patient populations, and a method for monitoring the use of these products.


MERGERS, ACQUISITIONS, DIVESTITURES AND STRATEGIC PLANS

         In July 1996 Chronimed acquired StatScript Pharmacy, a Kansas City, Missouri-based specialty retail pharmacy chain focusing on HIV/AIDS, for $12.5 million. At the time of the asset purchase, StatScript had nine retail pharmacies in various cities around the country. As of June 30, 2000, the Company had increased its StatScript presence to 32 retail pharmacies in various cities around the country, with plans to open additional retail pharmacies by June 2001.

         Chronimed acquired Clinical Partners, Inc., a specialty HIV/AIDS case management company with significant data and information systems capabilities, in June 1998. The Company paid $6.4 million in cash and stock for Clinical Partners stock.

         In November 1998 Chronimed sold its Publishing Division assets to John Wiley & Sons, Inc., (NYSE: JWA and JWB), resulting in a $300,000 after-tax gain. The Publishing Division, which consisted of approximately 80 book titles, had become a leading independent publisher of trade books focusing on chronic diseases, and health and wellness. Chronimed sought the sale of the Publishing Division because it no longer fit the Company's strategic direction.

         In February 1999 Chronimed purchased the assets of Community Prescription Center, a single retail pharmacy specializing in HIV/AIDS located in San Diego, California. The business was acquired for $1.3 million and was integrated into the Company's StatScript operations.

         In April 1999 Chronimed announced that it had engaged the investment banking firm of PaineWebber to explore strategic alternatives designed to enhance shareholder value. In March 2000 the Company announced the discontinuance of its engagement with PaineWebber and its intention to spin-off its Diagnostic Products business, into an independent, publicly traded corporation named MEDgenesis Inc. On July 1, 2000 MEDgenesis began distinct operations as a wholly owned subsidiary of Chronimed. MEDgenesis has filed a Form 10 disclosure with the SEC to obtain approval to publicly trade its stock. Upon receipt of SEC approval, Chronimed will distribute all of its MEDgenesis stock to the Chronimed shareholders as a tax free dividend, and the companies will be completely separate entities. Until the SEC approval is obtained and the MEDgenesis stock is distributed, Chronimed must classify MEDgenesis' operation of the Diagnostic Products business as 'discontinued operations' for financial reporting purposes.

         In March 2000 the Company wrote down its investment in Clinical Partners. The $5.5 million adjustment was necessary due to changes in the healthcare market concerning case management of patients with HIV/AIDS. Chronimed's management concluded that HIV/AIDS disease management would not be as profitable as initially forecasted and was no longer strategic to Chronimed's growth.


DISCONTINUED OPERATIONS

         Chronimed's Diagnostic Products business has been operated by Chronimed's wholly owned subsidiary, MEDgenesis Inc., since July 1, 2000. Chronimed and MEDgenesis have filed a Form 10 disclosure with the SEC to obtain approval to distribute the MEDgenesis stock to Chronimed's shareholders. Chronimed and MEDgenesis are awaiting SEC approval as of the date of this document. Until this approval is granted and MEDgenesis becomes a separate entity from Chronimed, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. With SEC approval, and commencement of trading of MEDgenesis stock, Chronimed and MEDgenesis will no longer prepare or file consolidated financial statements and tax returns. The two companies have begun independent accounting, as of July 1, 2000, in anticipation of the SEC approval.

MARKET AND GROWTH STRATEGY

         Chronimed's growth strategy is to increase its distribution of prescription drugs by increasing the number of patients served. In addition, the Company plans to enhance its programs with manufacturers and is expanding its services to meet the needs of persons with other chronic conditions. Chronimed anticipates that it will add to the range and depth of services it provides in order to meet the demand for improved patient outcomes, cost of care, and patient-reported satisfaction.

         Chronimed serves three patient populations: people with complex conditions treated with biotech injectable medications, people who have had an organ transplant, and people with HIV/AIDS.

         BIOTECH INJECTABLE MEDICATIONS: The Company began serving patients with injectable medication needs through its mail order pharmacy in late 1994. Chronimed serves patients with many chronic conditions treated with biotech injectable medications, including anemia, both drug induced and due to end-stage renal failure, cancer, cystic fibrosis, endometriosis, growth hormone deficiency, hemophilia, Hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, respiratory syncytial virus ("RSV") and rheumatoid arthritis. Much of Chronimed's injectable business revenue is derived from the following three diseases:

         Multiple Sclerosis
                  Multiple sclerosis is a disease of the central nervous system in which the protective layer surrounding nerve fibers is damaged or destroyed. If the protective layer is damaged, electrical nerve impulses are not properly conducted to and from the brain, resulting in the various symptoms of MS.

                  Drug therapy for MS consists of drugs to lessen the severity or frequency of attacks, to slow the increase of disability resulting from the disease, and other drugs to treat the various symptoms (muscle stiffness, fatigue, and bladder problems). The Company provides all currently available products, including Avonex(R), Betaseron(R) and Copaxone(R).

         Hepatitis C
                  The Hepatitis C virus ("HCV") attacks the liver and can cause long-term renal illnesses such as infection, cirrhosis and cancer. According to the Center of Disease Control ("CDC"), as many as 4 million Americans may be infected with HCV and 36,000 new infections occur each year in the United States. Hepatitis C is the leading cause of liver transplantations in the U.S. and accounts for 8,000 - 10,000 deaths per year. The CDC also estimates that the cost associated with treating HCV (excluding transplant costs) exceeds $600 million per year.


                  HCV is spread primarily through direct contact with human blood. People most at risk of by HCV infection are:

              * IV street drug users who share or use contaminated needles or supplies.

              * Recipients of blood, blood products, or solid organs from a donor whose blood contained HCV.

              * Patients on long-term kidney dialysis who unknowingly share supplies contaminated with HCV infection.

              * Healthcare workers having frequent contact with blood on the job and exposure to accidental needlesticks.

              * Newborns whose mothers are infected with HCV at the time of birth.

              *   Persons having sexual contact with a person infected with HCV.

              * Persons who share hygiene items, such as razors or toothbrushes with blood contamination, with HCV infected persons.

                  Treatment for patients with Hepatitis C includes use of injectable medications sold by Chronimed, such as interferon with (Rebetron(R)) or without ribavirin (Interon-A(R)). Unfortunately, the CDC reports that these drugs are only effective in about 40% of HCV infections. For those who do respond to the medications, treatment usually requires many months of sustained therapy for optimal effectiveness. The Company's programs for these patients cut costs through reduced acquisition costs, counseling and management of side effects that may lead to non-compliance, and efficient delivery of medication in temperature controlled packaging.

         Cancer
                  Chemotherapeutic agents are used in the treatment of a variety of cancers, to destroy rapidly growing cancer cells within the body. Chronimed distributes most of the medications used to treat the different forms of cancer. These products are distributed to the patient's home for self-administration, or to the physicians office for administration in a clinical setting.

                  However, the drugs used to fight cancer also destroy the body's ability to produce erythropoietin resulting in a reduction in red blood cells. Without red blood cells, which carry oxygen to cells throughout the body, a cancer patient suffers from fatigue and can develop anemia. Chronimed supplies medications such as Epogen(R) and Procrit(R) that increase the number of available red blood cells by supplementing the body's natural production of erythropoietin.

                  White blood cells (also called neutrophils) are responsible for helping the body fight infections. The chemotherapeutic drugs used to fight cancer substantially reduce the number of white blood cells in the patient's body leaving the patient susceptible to fever or serious opportunistic infections. Chronimed sells drugs such as sargramostim (Leukine(R)) and filgrastim (Neupogen(R)) to stimulate production of white blood cells following chemotherapy treatments.


         According to IMS Health Inc. (Westport, CT, November 1998), the annual U.S. expenditure on injectable medications is greater than $11 billion. Considering there are more than 269 biotech injectable medications currently in development (PhRMA, March 2000), up from 81 in 1988, spending on injectable medications is likely to increase dramatically. Payors often have a difficult time quantifying and controlling the cost of the injectable medications used to treat these chronic conditions. Chronimed helps payors identify and lower the costs by reducing product acquisition expenses, offering efficient delivery systems, and streamlining claims and billing services.

         ORGAN TRANSPLANT: Since 1990, the Company has served patients who have had solid organ and bone marrow transplants. According to the United Network for Organ Sharing (UNOS), there were approximately 216,500 solid organ transplants from 1988 through 1999, of which approximately 21,000 were performed in 1999. UNOS also states that there are approximately 129,000 people living with transplanted organs while more than 71,000 people are waiting for a transplant. Finally, UNOS data reports that transplant recipients typically require about $10,000 of prescription drugs during the first year following transplantation and about $8,000 per year thereafter. Chronimed serves organ transplant patients primarily through a centralized mail order pharmacy, as well as community pharmacies co-located at StatScript retail sites.

         HIV/AIDS: Chronimed began to serve patients with HIV/AIDS through its mail-order pharmacy in 1994. The Company increased its commitment to HIV/AIDS patients with the July 1996 acquisition of the StatScript pharmacies. Patients with AIDS, or acquired immune deficiency syndrome, have a suppressed immune mechanism that requires treatment through complex medication regimens. Human immunodeficiency virus ("HIV") causes the immune mechanism suppression. HIV results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, patients are unable to fight and overcome routine infections. These patients face many long-term physical, financial and psychological challenges due to the often debilitating nature of the disease. The Company's programs for these patients are intended to assist them in gaining maximum control over their disease in an effort to lower the incidence of complications and improve their quality of life.

         The CDC estimates that there are as many as 900,000 HIV positive individuals living in the U.S., with approximately 350,000 of them receiving treatment. The CDC estimates that approximately 40,000 new U.S. infections occur annually. According to the market research firm Frost & Sullivan, the total HIV/AIDS medication market was nearly $4 billion in 1999, and is expected to rise to nearly $8.2 billion in 2005. The increase represents a 19% compounded annual growth rate. Compared to prior years, these trends reflect a reallocation of HIV/AIDS spending away from inpatient hospital, subacute and hospice services to pharmaceutical therapies. This shift occurred after the introduction of the new class of protease inhibitor therapies and reflects the growing clinical acceptance of combination therapy (vs. monotherapy) as the preferred method of fighting HIV infection. The Company projects that over the next five years, the number of patients seeking early intervention oral medication therapy is expected to increase to 55-70% of all HIV insured individuals, with the possibility of 700,000 patients in treatment in the year 2002. Currently, the average HIV/AIDS patient serviced by the Company requires more than $12,000 worth of prescription drugs per year. Chronimed's strategy for meeting this treatment need has been to grow its StatScript pharmacy outlets. The original chain of nine StatScript pharmacies acquired by the Company in July 1996 has expanded to 32 pharmacies by the end of fiscal 2000. The Company plans to open five or more additional pharmacies throughout fiscal 2001.

SPECIALTY PHARMACY SERVICES

         In addition to persons with HIV/AIDS, organ transplants, Hepatitis C, cancer and multiple sclerosis, Chronimed provides prescription drugs to patients with a wide variety of other high-cost chronic conditions. These include cystic fibrosis, endometriosis, growth hormone deficiency, hemophilia, Hepatitis B, immune deficiency disorders, infertility, neutropenia, respiratory syncytial virus ("RSV") and rheumatoid arthritis. Patients with these conditions are often underserved by traditional drug distribution systems.

         Chronimed has payor contracts with HMOs, major health insurers, government agencies, and other managed health plans covering significant populations. As part of these contracts, the Company offers customized programs designed to maximize care and manage high-cost medications and low patient utilization rates. The Company's value-added services include counseling by highly trained registered pharmacists and internally certified patient specialists, patient confidentiality, insurance billing, compliance monitoring, educational materials, refill reminders, 24-hour pharmacist availability, drug utilization and cost reports for payors, and timely shipments to patients' homes, workplaces, physicians' offices, or treatment facilities.

         Chronimed distributes life-maintaining medications directly to patients nationwide, while ensuring competitive prices to payors. These drug therapies are quite expensive (ranging from $3,000 - $150,000 per patient per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen -- all reasons why these medications are not routinely stocked in standard retail pharmacies. The Company also coordinates its services with payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, the Company will work with its healthcare partners to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes. Because of these services, Chronimed can serve large volumes of patients and produce quality outcomes at lower cost.



PRODUCT DISTRIBUTION

          The Company distributes its products through mail order facilities located in Minnesota, California, Texas, and Florida, and through its proprietary retail chain, StatScript Pharmacy.

MAIL ORDER

         The Company stocks approximately 2,700 brand name and generic prescription drugs. The Company distributes these drugs through its centralized pharmacy mail-order system to the patients it serves. The Company believes that it can distribute these products with considerably higher levels of service at a competitive cost (in comparison to local and national retail pharmacies). This is accomplished through economies of scale due to the high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists, reducing misuse or abuse of prescription drugs. Patients benefit greatly from the convenience of having products delivered directly to their homes and, in many cases, also from lower initial out-of-pocket costs for such items. Orders are generally received by telephone and are shipped by Federal Express or UPS to insure prompt delivery. The Company maintains toll-free telephone numbers that can be used to place orders.

         The majority of the Company's centralized pharmacy services revenue is from the sale of biotech injectable drugs and from immunosuppressive drug sales to patients who have had a solid organ or bone marrow transplant. These patients may have standard indemnity coverage, Medicare or Medicaid, or pharmacy benefits defined by their managed care health plans.

COMMUNITY BASED RETAIL PHARMACIES

         In July 1996 Chronimed acquired the assets of StatScript Pharmacy, including its nine specialty pharmacies. This acquisition gave Chronimed a significant presence in the retail marketplace, and specifically in the HIV/AIDS marketplace, from which to grow revenues and profits. The StatScript Pharmacy chain is the market leader in providing local, specialty pharmacy services and prescription drugs to people with HIV/AIDS. Chronimed's revenue growth in this business comes from the continued rollout of the combination drug therapies of protease inhibitors, nucleoside analogs, and non-nucleoside reverse transcriptase inhibitors, as well as strategic new pharmacy openings and increased patient intake at existing sites. The Company opened three new sites in fiscal 2000, for a total of 32 locations in 29 cities. StatScript pharmacies are located within patient communities and are committed to the HIV/AIDS patient through community resources, patient education, clinical team communication, and complete patient tracking. It is the largest network of HIV/AIDS community-based specialty pharmacies in the country, with continued nationwide growth plans. Chronimed intends to open five or more StatScript pharmacies in fiscal 2001.

         In addition to HIV/AIDS medications, in fiscal 1998 the Company began the retail distribution of organ transplant drugs through its localized StatScript pharmacies in order to better meet the needs of its transplant patients. Transplant medications require same-day delivery and distribution through a local StatScript pharmacy offers a logical solution when needed for rapid delivery. Recently, Chronimed has been using the local presence of its StatScript pharmacies to distribute certain biotech injectable medications.

         StatScript Pharmacy is headquartered in Overland Park, Kansas, and as of June 30, 2000 has pharmacies in Atlanta, Austin, Boston, Chicago, Dallas, Denver, Fort Lauderdale, Houston, Indianapolis, Kansas City, Las Vegas, Miami, New Orleans, New York City, Orlando, Philadelphia, Phoenix, Safety Harbor, Salt Lake City, San Antonio, San Diego, San Francisco, Seattle, St. Louis, St. Petersburg, Tampa, Washington, D.C., West Hollywood, and West Palm Beach.

MANUFACTURER DISTRIBUTION SERVICES

         The Company offers specialized distribution programs for developers and manufacturers of prescription drugs for small or hard to identify patient populations. In 1994, Chronimed spun off Orphan Medical, Inc., then a division responsible for pharmaceutical development. The Company is Orphan Medical's exclusive direct-to-patient distributor for Cystadane(TM), indicated for patients with Homocystinuria. The Company has since signed agreements with other manufacturers such as Aventis Behring (Stimate(TM)) and the American Red Cross (AHF-M, a factor product for Hemophilia) to administer valuable patient assistance programs and distribute their products. The Company believes these programs demonstrate how the systems and relationships it has developed in serving specific patient populations can be leveraged into new business opportunities.

         In addition to the services outlined above, Chronimed has arrangements with a number of other product manufacturers and distributors for pricing concessions, and/or other services. Among the larger relationships are those with Schering (Hepatitis C), Novartis (transplant immunosuppression), Genentech (human growth hormone), Immunex (neutropenia), and Biogen (multiple sclerosis).

PAYOR CONTRACTS

         Healthcare costs have increased significantly in the United States in recent years. According to the Health Care Financing Administration, national health expenditures are expected to reach $1.32 trillion in 2000 or 14.3% of GDP, up from $994 billion in 1995 or 13.7% of GDP. Employers bear a significant share of this cost through payments for employee benefit plans. Public and private employers have been driving the increased use of managed care techniques into employee benefit plans which has resulted in a slowing of the rate of increase in health benefits costs in recent years. Between 1989 and 1996, for example, health insurance costs for employees with family coverage enrolled in HMOs increased by 58%, compared to an increase of 68% for families in conventional insurance plans (General Accounting Office Report to U.S. Senate,
1997). Such data illustrate the potential of managed care programs to help control benefits costs. Chronimed has built payor programs into its Specialty Pharmacy Services.


Chronimed offers payors the following services through its payor contracts:

   * Cost savings through distribution of specialty prescription drugs and related products at a cost competitive with, or lower than, local and national retail and hospital pharmacies.

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


SALES AND MARKETING ACTIVITIES

         Chronimed believes that to be successful in its business, its sales and marketing efforts must be coordinated to achieve both the ability to sign payor contracts on a national or regional level, and the ability to work with healthcare providers at the local level. To support this strategy, Chronimed uses a multi-faceted approach to increase its revenues. The Company competes on the basis of service, convenience, product availability, price, and outcomes impact.

         At the national and regional level, the Company employs a sales force that is responsible for negotiating and signing contracts with healthcare payors that allow Chronimed to fulfill a patient's prescription as an "in-network provider". Being an in-network provider gives Chronimed access to any of the payor's patients with diseases managed by Chronimed, and acts as a barrier against competition because most payor networks only allow a limited number of providers to participate in the specialty pharmacy network. In exchange for being an in-network provider, Chronimed offers its products and services at discounted pricing.

         At the local level, Chronimed uses a marketing team and its StatScript pharmacies to build relationships with physicians, clinics, hospitals, transplant centers, and support groups to secure additional patients. It is the Company's belief that by coordinating care in this manner between payors, providers and patients, overall healthcare spending can be controlled, while the quality of care and the quality of life for the patient is improved.


SUPPLIERS

         The Company purchases prescription drugs and related products directly from manufacturers and from wholesalers. The availability and prices of products distributed by the Company are subject to market conditions. When available, the Company takes advantage of special discounts offered by suppliers. The Company stocks approximately 2,700 brand name and generic prescription drugs and related products. When the Company receives a prescription for a drug, which it does not have in inventory, it generally can obtain the required item from a wholesaler the same day. The Company anticipates enhanced distribution contracts with existing and new manufacturers.

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


INFORMATION SYSTEMS

         The Company's operations include a fully integrated information system and an automatic telephone call distribution system. The information system provides the Company's service representatives with all the on-line information needed to service patients and other customers, including previous product purchase histories, payor billing and account balance information, inventory levels and co-payment amounts for patients in payor programs. Distribution sites are on-line with inventory control, purchasing, shipping and receiving functions to enhance order fulfillment. The telephone system has an automatic call distribution capability utilizing the latest advances in skills based call routing to distribute incoming calls to the customer service representatives. The Company is linked to key customers for eligibility verification and electronic claims submission. The Company has undertaken a major e-commerce initiative to create a commercial presence on the World Wide Web, including the sale of prescription medications, the dissemination of disease specific information, and the sale of health related products. The initial emphasis is to web-enable the prescription ordering and fulfillment functions for our customers. The Company expects that the proportion of its business transactions conducted using electronic commerce will increase. A state-of-the-art pharmacy management information system allows for daily electronic distribution of financial reports and key performance measures directly to each manager's desktop.


COMPETITION

         The distribution of prescription drugs is a highly competitive business. The Company competes on the basis of service, convenience, product availability, price, and outcomes impact. Although there are significant competitors in each of the Company's lines of business, Chronimed believes that only a few competitors offer the same or similar combination of mail-order and retail specialty pharmacy prescription drug distribution encompassing all the disease states managed by the Company, and none of these competitors dominate the market.


LIABILITY INSURANCE

         Providing healthcare services entails an inherent risk of liability. In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. The Company may from time to time be subject to such suits as a result of the nature of its business. The Company maintains general liability insurance, including professional liability, in an amount deemed adequate by management. The Company is further insured for product liability under various policies of drug manufacturers.


GOVERNMENT REGULATION

         The Company's business is subject to substantial governmental regulation including laws governing the dispensing of prescription drugs and laws prohibiting the payment of remuneration for patient referrals. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company. Management believes the Company is in substantial compliance with all existing statutes and regulations materially affecting the conduct of its business.

         In general, the Company's pharmacy operations are regulated by the statutes and regulations of Minnesota, where it is licensed as a retail pharmacy and wholesale distributor of pharmaceuticals, as well as all other states, where it is licensed as a retail pharmacy or has a mail-order presence. The licensure application process is underway in several other states where the Company intends to open StatScript retail pharmacies. In addition, the Company delivers prescription products from its licensed pharmacies to patients in other states in which the Company does not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to patients in such states. The Company believes that it is in material compliance with such laws in substantially all relevant jurisdictions.

         In addition to state regulation of pharmacies and pharmacists, federal statutes and regulations establish standards for the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. To the extent the Company uses the federal postal service, Federal Trade Commission and United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within 30 days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with these requirements. Substantially all of the Company's products are shipped by commercial delivery services, with the exception of walk-in customers at the StatScript retail pharmacies.

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

         The federal prohibitions on inducements for referrals are so broadly drafted that liability may be implied in a wide variety of business transactions that have been traditional or commonplace in the healthcare industry. Federal courts, the Department of Health and Human Services ("HHS"), and officials of the Office of Inspector General have construed broadly the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements and, in so doing, have created uncertainty as to the legality of numerous types of business and financial relationships between healthcare providers and practitioners. "Safe harbor" regulations define a narrow scope of practices that will be exempted from prosecution or other enforcement action under the illegal remuneration provisions. Due to the narrow scope of the safe harbor exemptions, these regulations do not eliminate this uncertainty. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have rarely been interpreted by courts or regulatory agencies.

         In situations where the Company purchases or provides services and products or otherwise contracts with healthcare providers who may be in a position to refer patients to the Company, the Company believes it has exercised care in an effort to structure such arrangements to comply with existing federal and state laws.

         Political, economic and regulatory influences are subjecting the healthcare industry and prescription drug providers in the United States to fundamental change. A variety of new approaches have been proposed, including mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and the creation of large purchasing groups. In addition, some of the states in which the Company operates have adopted or are considering various healthcare reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         The costs associated with the Company's compliance with Federal, state and local environmental laws are minimal. For these reasons, the Company's compliance with such laws does not have a material effect on its capital expenditures, earnings or its competitive position in the marketplace.


SEGMENT INFORMATION

          See Note 12 of Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K for information regarding the Company's segments.


SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and related medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when payors impose new deductible calculations). As the overall business grows, the Company expects this seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues.


EMPLOYEES

          As of August 31, 2000, the continuing operations of the Company employed approximately 280 full-time employees. As of the same date, the discontinued operations of the Company employed approximately 120 full-time employees. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are excellent.



ITEM 2. PROPERTIES

         The Company believes that its properties provide a suitable work environment for its employees and the necessary productive capacity to distribute its products and services. The Company currently leases all of it properties. These properties are described below:

FUNCTIONS                        LOCATIONS                SIZE (square feet)     LEASE TERMS
CONTINUING OPERATIONS:
Corporate office, including      Minnetonka, MN                62,000            Through March 31, 2005
customer service and
distribution

StatScript business office       Overland Park, KN              8,000            Through October 14, 2003

Specialty pharmacies and         Arizona, California,     Various up to 3,900    Expire over periods
clinics                          Colorado, Florida,                              extending to September,
                                 Georgia, Illinois,                              2008
                                 Indiana, Louisiana,
                                 Massachusetts,
                                 Minnesota, Missouri,
                                 Nevada, New York,
                                 Pennsylvania, Texas,
                                 Utah, Washington,
                                 Washington, D.C.

DISCONTINUED OPERATIONS:
Manufacturing and product        Eden Prairie, MN              18,000            Through August 31, 2002
distribution                     Edina, MN                     16,500            Through November 14,
                                                                                 2001


ITEM 3. LEGAL PROCEEDINGS

         The continuing specialty pharmacy distribution business of Chronimed Inc. is not currently involved in any legal proceedings. However, the Company is party to one lawsuit related to discontinued operations and involving a product line belonging to its wholly owned subsidiary, MEDgenesis Inc.

         The Company commenced a declaratory judgement action in United States District Court, District of Minnesota, on March 5, 1999, seeking judicial determination that the technology used in the leukocyte test pad of the Company's DiaScreen(R) 10-way urine test strip does not infringe patents held by Bayer Diagnostics. Bayer counterclaimed alleging infringement of its patents covering both leukocyte and specific gravity tests. Bayer also plead unspecified actual and statutory treble damages. The lawsuit was commenced in March 1999 and is in the pre-trial discovery phase. The District Court calendar appears to support a mid-2001 trial date.

         Under the terms of the MEDgenesis spin-off, MEDgenesis will indemnify Chronimed against all costs, fees, and damages incurred or assessed following the spin-off. MEDgenesis will receive the benefit of any judgement rendered in favor of Chronimed and the parties will share, pro rated on the basis of expenditure, any legal fees and litigation costs awarded to MEDgenesis. While MEDgenesis will not be substituted as the named Plaintiff, MEDgenesis will assume the full prosecution of Chronimed's cause of action and defense of Bayer's counterclaims.

         While Chronimed and MEDgenesis are confident in the merits of their case, and will continue to vigorously pursue Chronimed's rights, an adverse ruling could have a material, negative impact on MEDgenesis' business. Possible adverse judgments could include an injunction against the future sale of urine test strips containing leukocyte or specific gravity tests, damages for past sales, treble damages on a finding of willful infringement, and an award of legal fees and costs.


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

                                      2000                               1999                               1998
                         ------------------------------     ------------------------------     ------------------------------
                          High        Low        Close       High        Low        Close       High        Low        Close
                          ----        ---        -----       ----        ---        -----       ----        ----       -----
First Quarter            $11.13      $ 6.88      $ 8.38     $13.25      $ 7.88      $ 9.75     $12.75      $ 7.56      $12.56

Second Quarter             8.69        6.88        7.69      13.38        8.63       12.94      13.50       10.25       11.63

Third Quarter             10.31        6.63        7.50      14.00        4.88        6.13      14.63       10.25       13.75

Fourth Quarter             7.88        4.94        7.38       8.50        4.75        8.28      15.25       10.38       12.56

NUMBER OF SHAREHOLDERS OF RECORD

         The number of shareholders of record of the Company's Common Stock as of June 30, 2000 and July 2, 1999, was approximately 450 and 510, respectively. The approximate number of beneficial owners of the Company's Common Stock was 5,500 and 7,000, respectively, as of the same dates.

DIVIDENDS

         The Company has never declared or paid cash dividends on its Common or Preferred Stock. The Company does not anticipate paying cash dividends in the foreseeable future.

         The Company has authorized the distribution of MEDgenesis stock as a dividend to Company shareholders. The Company's Board of Directors has declared June 16, 2000 as the record date for distribution and all holders of Company common stock outstanding on the record date will be entitled to receive the dividend. The Company will distribute one share of MEDgenesis common stock for every three shares of Chronimed held.

         Issuance of the MEDgenesis dividend is dependent on SEC approval of the MEDgenesis Inc. Form 10. The Form 10 is under review with the SEC. MEDgenesis has applied to have its stock listed on the NASDAQ national market system.


RECENT SALES OF UNREGISTERED SECURITIES

         On June 23, 1998, the Company issued 42,000 shares as part of its acquisition of Clinical Partners, Inc., a disease management company specializing in HIV/AIDS. These securities were issued pursuant to Section 4 (2) of the Securities Act of 1933 as a transaction by the issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                             YEAR ENDED
                                                  -------------------------------------------------------------------
                                                    JUNE 30,      JULY 2,       JULY 3,       JUNE 27,      JUNE 28,
FINANCIAL RESULTS                                    2000          1999          1998           1997          1996
Revenues                                           $ 225,887     $ 168,624     $ 115,614     $  88,207     $  61,536

Income (loss) from operations                         (1,525)          173         1,046           693          (514)
Interest income (expense), net                          (191)          419         1,453           798         1,327
Other income                                              --           503            --         1,700            --
Income tax benefit (expense)                             438          (427)       (1,019)       (1,169)            4
                                                  -------------------------------------------------------------------

Income (loss) from continuing operations              (1,278)          668         1,480         2,022           817

Income from discontinued operations, net of tax        1,840         3,459         5,671         5,022         4,642
                                                  -------------------------------------------------------------------

Net income                                         $     562     $   4,127     $   7,151     $   7,044     $   5,459
                                                  ===================================================================

Basic earnings (loss) per share:
Income (loss) from continuing operations           $    (.10)    $     .06     $     .12     $     .17     $     .07
Income from discontinued operations                      .15           .28           .48           .42           .38
                                                  -------------------------------------------------------------------
Net income                                         $     .05     $     .34     $     .60     $     .59     $     .45
                                                  ===================================================================

Diluted earnings (loss) per share:
Income (loss) from continuing operations           $    (.10)    $     .05     $     .12     $     .16     $     .06
Income from discontinued operations                      .15           .29           .47           .40           .36
                                                  -------------------------------------------------------------------
Net income                                         $     .05     $     .34     $     .59     $     .56     $     .42
                                                  ===================================================================

Average shares outstanding -- basic                   12,116        12,096        11,955        12,019        12,221
Average share outstanding -- diluted                  12,116        12,256        12,221        12,659        13,137


FINANCIAL POSITION

Working capital                                    $  41,023     $  31,472     $  26,147     $  29,812     $  37,366
Total assets                                          83,060        78,542        71,280        62,985        64,397
Long-term debt                                            --            --            --            --           350
Shareholders' equity                                  67,687        66,487        62,319        53,360        57,162

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The fiscal years referenced herein are as follows:

                               FISCAL YEAR             YEAR ENDED
                                  2000          June 30, 2000 (52 weeks)
                                  1999          July 2, 1999 (52 weeks)
                                  1998          July 3, 1998 (53 weeks)

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                                     2000        1999        1998
Revenues
    Mail Order                                       52.8%       61.5%       70.9%
    Retail                                           47.2        38.5        29.1
                                                  -----------------------------------
                                                    100.0       100.0       100.0

Cost of revenues                                     82.2        81.5        79.7
                                                  -----------------------------------
Gross profit                                         17.8        18.5        20.3
Operating expenses
    Selling and marketing                             2.0         2.7         3.5
    General and administrative                       14.1        15.7        15.9
    Other expense                                     2.4          --          --
                                                  -----------------------------------
                                                     18.5        18.4        19.4
                                                  -----------------------------------

Income (loss) from operations                        (0.7)        0.1         0.9
Interest income (expense), net                         --         0.3         1.3
Other income                                           --         0.3          --
Income tax benefit (expense)                          0.2        (0.3)       (0.9)
                                                  -----------------------------------

Income (loss) from continuing operations             (0.5)        0.4         1.3

Income from discontinued operations, net of tax       0.8         2.0         4.9
                                                  -----------------------------------

Net income                                            0.3%        2.4%        6.2%
                                                  ===================================

BUSINESS

         Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and payors to improve clinical and cost-of-care outcomes.


RECAP OF 2000 RESULTS

         In March 2000, the Company announced its intention to spin off its Diagnostic Products business, to be named MEDgenesis Inc., as a tax-free stock dividend to shareholders. As of the date of this document, the MEDgenesis Form 10 is awaiting final Securities and Exchange Commission ("SEC") approval. Until this approval is granted and MEDgenesis becomes a separate entity from Chronimed, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this document leaving only the reported continuing operations of Chronimed Inc.

         Total revenues increased 34% in fiscal 2000 to $225.9 million, caused by strong growth in both the Retail and Mail Order segments. Gross profit as a percentage of revenue declined to 17.8% in 2000 against 18.5% in 1999, although gross profit dollars increased 29% over the prior year to $40.3 million. The decline in the gross profit percentage is a result of reduced margins in the mail order segment, primarily caused by the expected managed care pricing pressure within injectables and diabetes supply lines. Operating expenses increased slightly to 18.5% of revenues in 2000, compared to 18.4% of revenues in 1999, due primarily to a $5.5 million charge incurred in third quarter as a result of exiting the underperforming Clinical Partner's case management business. Income from operations decreased from the prior year income of $173,000 to a $1.5 million loss.

         Income from operations, excluding the unusual or infrequent items noted below, increased as a percentage of revenue from 0.6% in 1999 to 2.4% in 2000. Income from operations, as reported, decreased as a percentage of revenue to a loss of 0.7% in 2000 compared to income of 0.1% in 1999, caused primarily by the decline in gross profit percentage and the unusual or infrequent items noted below for Clinical Partners, strategic, and spin-off costs. The income tax rate changed from a 39% expense on an operating profit in 1999 to a 26% benefit on an operating loss in 2000 due to certain potential non-deductible expenses incurred as part of the spin off efforts in 2000. Net interest expense was $191,000 in 2000 compared to the prior year net interest income of $419,000, due primarily to a reduction in interest from the Orphan Medical, Inc. receivable (see Note 10 of Notes to Consolidated Financial Statements). The fiscal 2000 net loss from continuing operations of $1.3 million and ($.10) per diluted share compares to net income of $668,000 and $.05 per diluted share, respectively, for fiscal 1999.

         It should be noted that several unusual or infrequent charges in fiscal 2000 and fiscal 1999 negatively impacted the comparisons for income from operations. The most significant charge was the write-off of the Clinical Partners contract management line for $5.5 million in fiscal third quarter. Also, the Company incurred strategic costs and spin-off costs of $931,000 and $530,000, respectively, in fiscal 2000 as it pursued strategic alternatives. The total of these charges was approximately $7.0 million before taxes or $0.35 per share negative impact on income from operations. Fiscal 1999 income from operations included $800,000 of strategic costs or $.04 per share.


REVENUES

         Chronimed is comprised of two operating segments -- Mail Order and Retail. This view best describes the business and reflects how it is managed and resourced. It also aligns with the disclosure requirements of Financial Accounting Statement No. 131, Segment Reporting, which Chronimed implemented in fiscal 1999. The Mail Order segment includes the Biotech Injectables program, Organ Transplant Pharmacy, and Home Service Medical (The Home Service Medical business has been sold as of September 1, 2000 -- see Note 13 of Notes to Consolidated Statements). The Retail segment focuses on StatScript Pharmacy and the HIV/AIDS business.

2000 VERSUS 1999 Total revenues for 2000 were up 34% to $225.9 million from $168.6 million in 1999, driven primarily by growth in the Retail segment. By revenue source, 2000 compares to 1999 as follows:

                                    FOURTH QUARTER                TOTAL YEAR
Mail Order                                    +15%                      +15%
Retail                                        +32%                      +64%

The Mail Order segment grew 15% quarter-on-quarter in the fourth quarter and was up 15% for the year due primarily to continued patient acquisition from managed care plans in the Biotech Injectables program. Biotech Injectables and Organ Transplant are both expected to grow in fiscal 2001 as a result of increased selling efforts to transplant centers and providers and increased revenues from large payor contracts. The Retail segment grew 32% quarter-on-quarter in the fourth quarter and was up 64% for the year due to continued growth from new pharmacies and from new patients in existing stores. During fiscal 2001, Chronimed expects to open five or more new pharmacies and expects to acquire one or more existing pharmacies.

1999 VERSUS 1998 Total revenues for 1999 were up 46% to $168.6 million from $115.6 million in 1998, driven primarily by growth in the Retail segment. By revenue source, 1999 compares to 1998 as follows:

                                    FOURTH QUARTER                TOTAL YEAR
Mail Order                                    +17%                      +27%
Retail                                       +103%                      +93%

The Mail Order segment grew 17% quarter-on-quarter in the fourth quarter and was up 27% for the year due primarily to continued patient acquisition in the Biotech Injectables program and in Organ Transplant. The Retail segment grew 103% quarter-on-quarter in the fourth quarter and was up 93% for the year due to continued growth in patients and stores and increased use of new HIV/AIDS drugs.

COST OF REVENUES AND GROSS PROFITS

2000 VERSUS 1999 Total gross profit dollars increased $9.1 million from $31.2 million in fiscal 1999 to $40.3 million in fiscal 2000. The gross profit dollar increase came from significant revenue growth and increased gross profit percentage in the Retail segment. Gross profit as a percent of revenue decreased from 18.5% in fiscal 1999 to 17.8% in fiscal 2000 as a result of managed care pricing pressure in the Mail Order segment, most notably in the Biotech Injectables program.

1999 VERSUS 1998 Total gross profit dollars increased $7.7 million, from $23.5 million in fiscal 1998 to $31.2 million in fiscal 1999. The gross profit dollar increase came from both the Retail and Mail Order segments. Gross profit as a percentage of revenue decreased from 20.3% to 18.5% as a result of price pressure and business mix in the mail-order segment.


OPERATING EXPENSES

         The Company's operating expenses include selling and marketing as well as general and administrative (G&A) expenses. The Company's G&A expenses include both core G&A expenses (corporate and division management, information systems, accounting, human resources) and direct G&A expenses that vary with business growth (customer service, billing, and pharmacy fulfillment).

2000 VERSUS 1999 Total operating expenses increased $10.8 million, or 35%, in 2000, from $31.0 million in fiscal 1999 to $41.8 million in fiscal 2000. Approximately $7.0 million of this increase came from three specific charges that were unusual or infrequent in nature, to be discussed below. Operating expenses as a percentage of revenue increased from 18.4% in 1999 to 18.5% in 2000, including the three specific charges. First, a $931,000 expense is included in fiscal 2000 G&A related to the Company's strategic planning endeavor, including its engagement with PaineWebber. Second, the Company incurred a $5.5 million charge, classified as other expense within operating expenses, as a result of exiting the Clinical Partner's contract management line. Third, G&A expenses also include $530,000 of costs associated with the intended spin-off of the Company's Diagnostic Products business, named MEDgenesis Inc., which is expected to occur in fiscal 2001. Overall, excluding these three specific events, operating expenses would have been $34.8 million or 15.4% of revenue in fiscal 2000. Within overall operating expenses, selling and marketing expenses declined $103,000, or 2.3%, in 2000 as a result of cost containment efforts in the Mail Order segment in both the Biotech Injectables and Transplant businesses while the Company assessed its strategic alternatives. As a percentage of revenue, selling and marketing expenses decreased from 2.7% in 1999 to 2.0% in 2000. The Company's business model for operating expenses is to continue improving efficiency on greater revenue volume by leveraging infrastructure costs.

1999 VERSUS 1998 Total operating expenses increased $8.5 million, or 38%, in 1999, from $22.5 million to $31.0 million. This increase is primarily due to the Clinical Partners acquisition late in fiscal 1998, significant growth at the Retail StatScript pharmacies, and general business volume.

Operating expenses as a percentage of revenue declined from 19.4% in 1998 to 18.4% in 1999 due primarily to efficiencies in selling and marketing, particularly in Mail Order.


INTEREST INCOME

2000 VERSUS 1999 The decrease in net interest income from $419,000 in 1999 to net interest expense of $191,000 in 2000 is due to a decline in interest income from the Orphan Medical receivable, which was paid in full in 1999, and from incurring short-term borrowings throughout the current year to finance Chronimed's growth. The Company expects to be in a net borrowing position in fiscal 2001 as it continues its business growth.

1999 VERSUS 1998 The decrease in interest income from $1.5 million in 1998 to $419,000 in 1999 was due to the decrease in interest from the Orphan Medical receivable, which was paid in full in 1999, and from a reduction in investable funds used to support the Company's growth.


OTHER INCOME

         In 1999 the Company recognized a pre-tax gain of $503,000, recorded as Other Income in the financial statements, as a result of selling its Publishing business to John Wiley and Sons, a New York publisher, for $1.8 million.


INCOME TAXES

         The income tax rate changed from a 39% expense on an operating profit in 1999 to a 26% benefit on an operating loss in fiscal 2000 due to certain potential non-deductible expenses incurred as part of the spin-off efforts in 2000. See Note 7 of Notes to Consolidated Financial Statements for the reconciliation to the Company's statutory rate.


QUARTERLY RESULTS OF OPERATIONS

         The following table presents the Company's results of continuing operations for the last eight calendar quarters. This data is unaudited and includes, in the opinion of the Company's management, all adjustments necessary to present fairly the data in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

         The Company's results of operations for the fourth quarter ending June 30, 2000, include pre-tax charges of $530,000, or approximately $0.03 per share, related to costs incurred in preparing for the spin off of its Diagnostic Products business, named MEDgenesis, expected to be completed in fiscal 2001. The Company's results of operations for the third quarter ended March 30, 2000, include pre-tax charges of $5.5 million or $0.28 per share for the write off of its Clinical Partners contract management line. The Company's results of operations for the second quarter ended January 1, 2000 were favorably affected by a pre-tax gain of $503,000 or approximately $0.03 per share on the sale of its Publishing business.

                                                     QUARTER ENDED (dollars in thousands, except per share amounts)
                                                     --------------------------------------------------------------
                                                       OCTOBER 1       DECEMBER 31      MARCH 31         JUNE 30
FISCAL 2000
    Revenues                                          $   50,878       $   58,346      $   57,596       $   59,067
    Gross profit                                           8,915           11,320          10,133            9,913
    Income (loss) from continuing operations                (108)             919          (2,526)             437
    Income from discontinued operations                      436              647             635              122
    Net income (loss)                                        328            1,566          (1,891)             559
    Basic earnings (loss) per share:
        Income (loss) from continuing operations      $     (.01)      $      .08      $     (.21)      $      .04
        Income from discontinued operations                  .04              .05             .05              .01
        Net income (loss) per share                          .03              .13            (.16)             .05
    Diluted earnings (loss) per share:
        Income (loss) from continuing operations      $     (.01)      $      .08      $     (.21)      $      .04
        Income from discontinued operations                  .04              .05             .05              .01
        Net income (loss) per share                          .03              .13            (.16)             .05

                                                     QUARTER ENDED (dollars in thousands, except per share amounts)
                                                     --------------------------------------------------------------
                                                       OCTOBER 2        JANUARY 1        APRIL 2          JULY 2

FISCAL 1999
    Revenues                                          $   35,370       $   41,021      $   44,046       $   48,187
    Gross profit                                           7,440            8,240           7,347            8,152
    Income (loss) from continuing operations                 431            1,084            (217)            (630)
    Income from discontinued operations                    1,263            1,171             683              342
    Net income (loss)                                      1,694            2,255             466             (288)
    Basic earnings (loss) per share:
        Income from (loss) continuing operations      $      .04       $      .09      $     (.02)      $     (.05)
        Income from discontinued operations                  .10              .10             .06              .03
        Net income (loss) per share                          .14              .19             .04             (.02)
    Diluted earnings (loss) per share:
        Income from continuing operations             $      .04       $      .09      $     (.02)      $     (.05)
        Income from discontinued operations                  .10              .09             .06              .03
        Net income (loss) per share                          .14              .18             .04             (.02)

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had $41.0 million of working capital, compared to $31.5 million as of July 2, 1999. During 2000, the Company utilized $8.2 million of cash from operating activities. The average days sales outstanding (DSO) of the Company's accounts receivable weakened from 61 days at July 2, 1999 to 73 days at June 30, 2000. Both the Retail and Mail Order segments caused the negative trend. In the Retail segment, a recent conversion to a fully automated billing system coupled with slower-than-expected payments from multiple payors caused the segment's DSO to rise. In addition, the Mail Order segment continues to be affected by slower than expected collections from a large payor. The average days inventory on hand weakened slightly to 13 at June 30, 2000 from 11 days at July 2, 1999. The Company expects its inventory days on hand to continue to perform in the 11 to 13 day range. Approximately $2.8 million of cash was provided by the issuance of Common Stock under employee stock option and purchase programs and short-term borrowings. Further, $1.2 million was used for purchases of property and equipment, particularly for information systems and facility improvements.

         As of July 2, 1999, the Company had $31.5 million of working capital. During 1999, the Company utilized $6.1 million of cash from operating activities. The average days sales outstanding (DSO) of the Company's accounts receivable weakened from 53 days at July 3, 1998 to 61 days at July 2, 1999 due primarily to key managed care accounts. The average days inventory on hand improved from 18 days in 1998 to 11 days in 1999. Approximately $9.3 million of cash was provided by the net sale of available-for-sale securities, the issuance of Common Stock under employee stock option and purchase programs, and proceeds from sales of OMI rights. Cash totaling $1.9 million was used for the acquisition of a StatScript pharmacy (see Note 3 of Notes to Consolidated Financial Statements) and for earnout payments on the 1998 DiaScreen acquisition. Further, $3.7 million was used for purchases of property and equipment, particularly for information systems, facility improvements, and for the repurchase of Common Stock.

         The Company had no long-term debt as of year-end 2000 and 1999. Shareholders' equity as of year-end 2000 and 1999 was $67.7 million and $66.5 million, respectively. The Company has a discretionary line of credit totaling $15.0 million, with $2.5 million outstanding as of June 30, 2000. The Company believes that the line of credit and cash provided by operating activities will allow it to meet foreseeable cash requirements and provide the flexibility to fund future growth. Any material business acquisitions would need to be financed from debt or equity sources beyond the Company's line of credit and cash flow from operations.


NEW ACCOUNTING STANDARDS

         The Company's revenue recognition policy meets the guidance in SAB 101 for all periods presented.


THE YEAR 2000 READINESS DISCLOSURE STATEMENT

         The Company did not encounter any significant system issues related to Year 2000. The Company will continue to monitor all systems for potential Year 2000 related issues.


OUTLOOK

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ include, but are not limited to, the following: Changes in economic conditions; significant reductions in reimbursement rates from key government and private payors; general competition and pricing pressures; difficulties or delays in the development and marketing of the Company's products; pressures on gross profit margins; the Company's ability to execute its sales and marketing plans; termination or changes in status of key payor contracts; failure to collect key accounts receivable; termination of key supplier contracts; changes in or unknown violations of various federal, state, and local regulations governing the business, including FDA compliance and regulations; loss or retirement of key executives; material litigation; changes in ownership; failure to complete the intended spin-off of the Diagnostic Products business; and management of growth. The cautionary statements filed by the Company on this Form 10-K are included herein as Exhibit 99. Investors are specifically referred to such cautionary statements for discussion of factors which could affect the Company's operations and forward-looking statements contained herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments as of June 30, 2000 and July 2, 1999 consisted of equity securities of Cell Robotics International, Inc., with whom the Company had a distribution and development agreement for the Lasette laser lancing device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity. The Cell Robotics securities will become the property of MEDgenesis Inc. effective July 1, 2000 in association with the spin-off of the Diagnostic Products business and, accordingly, are included in net assets of discontinued operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-19 of this Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 -- NOMINEES FOR DIRECTORS", "PROPOSAL 1 -- EXISTING DIRECTORS", and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Shareholders to be held on November 14, 2000 (the "2000 Proxy Statement") are incorporated herein by reference in response to this Item 10.


ITEM 11. EXECUTIVE COMPENSATION

         The discussions under the sections captioned "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION -- Compensation Committee Report on Executive Compensation", "EXECUTIVE COMPENSATION -- EXECUTIVE OFFICERS", and "EXECUTIVE COMPENSATION -- Comparative Stock Performance" to be included in the 2000 Proxy Statement are incorporated herein by reference in response to this
Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The discussions under the sections captioned "OWNERSHIP OF CHRONIMED COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND EXECUTIVE OFFICERS" to be included in the 2000 Proxy Statement are incorporated herein by reference in response to this Item 12.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The discussion under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to be included in the 2000 Proxy Statement are incorporated herein by reference in response to this Item 13.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      Documents included in this report:

         1.      FINANCIAL STATEMENTS                                       PAGE
                                                                            ----
         Index to Financial Statements...................................... F-1
         Report of Independent Auditors..................................... F-2
         Consolidated Balance Sheets as of June 30, 2000 and July 2, 1999... F-3 Consolidated Statements of Income for the years ended June 30,
         2000, July 2, 1999, and July 3, 1998............................... F-4
         Consolidated Statements of Changes in Shareholders' Equity for
         years ended June 30, 2000, July 2, 1999, and July 3, 1998.......... F-5
         Consolidated Statements of Cash Flows for the years ended
         June 30, 2000, July 2, 1999, and July 3, 1998...................... F-6
         Consolidated Notes to Financial Statements......................... F-7

2.       FINANCIAL STATEMENT SCHEDULE

         Schedule II --- Valuation and Qualifying Accounts.................. S-1
         Financial Statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the Audited Consolidated
         Financial Statements or Notes thereto.

(b)      Reports on Form 8-K
         None

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

         Portions of the 2000 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the commission.

EXHIBIT NUMBER
--------------

 3.1          Articles of Incorporation of the Company, as amended. (5)

 3.2          Bylaws of the Company, as amended (6)

 4.1          Specimen form of the Company's Common Stock certificate. (1)

 4.2 Shareholder Rights Agreement between the Company and Norwest Bank Minnesota, National Association dated December 18, 1996. (7)

10.1* Distribution and Spin-off Agreement effective July 1, 2000 between the Company and MEDgenesis Inc.

10.2          (Reserved)

10.3          Form of Incentive Stock Option Agreement. (1)/(2)

10.4          Form of Nonstatutory Stock Option Agreement. (1)/(2)

10.5          (Reserved)

10.6 Employment Agreement effective July 1, 1999, between the Company and Maurice R. Taylor, II. (2)

10.7          (Reserved)

10.8          (Reserved)

10.9          (Reserved)

10.10         (Reserved)

10.11         (Reserved)

10.12         (Reserved)

10.13         (Reserved)

10.14         (Reserved)

10.15         (Reserved)

10.16         (Reserved)

10.17* Employment Agreement effective July 1, 2000, between the Company and Henry F. Blissenbach.

10.18 Employment Agreement dated March 1, 2000, between the Company and Gregory H. Keane. (2)

10.19         (Reserved)

10.20         Lease dated July 27, 1994, between the Company and Jorandcor, Inc.
              (4)

10.20a* Lease assignment, dated August 29, 2000, between the Company and MEDgenesis Inc.

10.21         (Reserved)

10.22         Chronimed Inc. 1994 Stock Option Plan. (3)

10.23         Chronimed Inc. 1994 Stock Option Plan for Directors. (3)

10.24*        Pharmacy Participation Agreement with Aetna Health Management,
              Inc.

10.25         (Reserved)

10.26         (Reserved)

10.27         Chronimed Inc. 1997 Stock Option Plan. (10)

10.28         Facility Lease Agreement with Red Circle L.L.P. dated November
              1996. (7)

10.28a Facility Lease Agreement with Red Circle L.L.P. -- amendments in April 1997, December 1997, and July 1998. (8)

10.29 Loan Guaranty Agreement between the Company and Maurice R. Taylor, II, dated April 9, 1997. (7)

10.29a Amendment to Loan Guaranty Agreement between the Company and Maurice R. Taylor, II, dated August 26, 1998. (8)

10.30 Sale of Distribution Rights Agreement between the Company and Orphan Medical, Inc. dated June 27, 1997. (7)

10.31         Chronimed Inc. 1999 Stock Option Plan. (8)

10.32 Acquisition Agreement -- Dia-Screen Corporation, effective March 15, 1998. (8)

10.33         (Reserved)

21.1*         List of Subsidiaries.

23.1*         Consent of Ernst & Young LLP.

27*           Financial Data Schedule

99* Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act.
---------

*        Filed herewith.

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

(7) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K filed with The Commission on September 25, 1997, under file number 0-19952.

(8) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K filed with The Commission on September 30, 1998, under file Number 0-19952.

(9) Incorporated by reference to the Company's 1999 Annual Report on Form 10-K filed with The Commission on September 28, 1999, under file Number 0-19952.

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

                                  CHRONIMED INC.

Dated: September 22, 2000
                                  By  /s/ Henry F. Blissenbach
                                      ------------------------
                                      Henry F. Blissenbach
                                      Chief Executive Officer and
                                      Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry F. Blissenbach                                September 22, 2000
-------------------------------------------
Henry F. Blissenbach - Chief Executive Officer
(Principal Executive Officer and
Chairman of the Board of Directors)

/s/ Gregory H. Keane                                    September 22, 2000
-------------------------------------------
Gregory H. Keane - Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ John Howell Bullion                                 September 22, 2000
-------------------------------------------
John Howell Bullion (Director)

/s/ John H. Flittie                                     September 22, 2000
-------------------------------------------
John H. Flittie (Director)

/s/ Charles V. Owens, Jr.                               September 22, 2000
-------------------------------------------
Charles V. Owens, Jr. (Director)

INDEX TO FINANCIAL STATEMENTS



REPORT OF INDEPENDENT AUDITORS ............................................  F-2

CONSOLIDATED BALANCE SHEETS ...............................................  F-3

CONSOLIDATED STATEMENTS OF INCOME .........................................  F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY ................  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS .....................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................................  F-7


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ..............  S-1

                         Report of Independent Auditors


Board of Directors
Chronimed Inc.

We have audited the accompanying consolidated balance sheets of Chronimed Inc. as of June 30, 2000 and July 2, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chronimed Inc. at June 30, 2000 and July 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                             /s/ Ernst & Young LLP

Minneapolis, Minnesota
August 3, 2000

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                       JUNE 30, 2000       JULY 2, 1999
                                                            -----------------------------------
Current assets
    Cash and cash equivalents                                 $         --       $      3,312
    Accounts receivable (net of allowance of $1,765 and
        $1,158 at June 30, 2000 and July 2, 1999,
        respectively)                                               47,352             32,533
    Income taxes receivable                                            774                 --
    Inventory                                                        6,111              5,395
    Other current assets                                               848              1,358
    Deferred taxes                                                   1,311                929
                                                            -----------------------------------
        Total current assets                                        56,396             43,527

Property and equipment
    Property and equipment                                          14,889             13,850
    Allowance for depreciation                                      (8,338)            (5,993)
                                                            -----------------------------------
                                                                     6,551              7,857

Goodwill, net                                                        9,031             15,373
Net assets of discontinued operations                               10,465             11,624
Deferred Taxes                                                         508                 13
Other assets, net                                                      109                148
                                                            -----------------------------------
        Total assets                                          $     83,060       $     78,542
                                                            ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                          $     10,507       $      9,917
    Accrued expenses                                                 2,366              1,952
    Income taxes payable                                                --                186
    Short-term debt                                                  2,500                 --
                                                            -----------------------------------
        Total current liabilities                                   15,373             12,055

Shareholders' equity
    Preferred Stock                                                     --                 --
    Common Stock, issued and outstanding shares --
        12,147 and 12,088, respectively                                121                121
    Additional paid-in capital                                      52,839             52,499
    Retained earnings                                               14,271             13,709
                                                            -----------------------------------
                                                                    67,231             66,329

    Accumulated other comprehensive income --
        unrealized gain on available-for-sale securities
        from discontinued operations                                   456                158
                                                            -----------------------------------
            Total shareholders' equity                              67,687             66,487
                                                            -----------------------------------
Total liabilities and shareholders' equity                    $     83,060       $     78,542
                                                            ===================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                                             YEAR ENDED
                                                        ------------------------------------------------------
                                                         JUNE 30, 2000       JULY 2, 1999       JULY 3, 1998
                                                         -------------       ------------       ------------
REVENUES                                                  $    225,887       $    168,624       $    115,614

COST OF REVENUES                                               185,606            137,445             92,087
                                                        ------------------------------------------------------
            Gross profit                                        40,281             31,179             23,527

OPERATING EXPENSES
    Selling and marketing                                        4,455              4,558              4,075
    General and administrative                                  31,851             26,448             18,406
    Other expense - asset write down                             5,500                 --                 --
                                                        ------------------------------------------------------
            Total operating expenses                            41,806             31,006             22,481

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (1,525)               173              1,046
    Interest income (expense), net                                (191)               419              1,453
    Other income                                                    --                503                 --
                                                        ------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                                    (1,716)             1,095              2,499

    Income tax benefit (expense)                                   438               (427)            (1,019)
                                                        ------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                    (1,278)               668              1,480
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX              1,840              3,459              5,671
                                                        ------------------------------------------------------
NET INCOME                                                $        562       $      4,127       $      7,151
                                                        ======================================================
NET INCOME PER SHARE
Basic earnings per share - continuing operations          $       (.10)      $        .06       $        .12
Basic earnings per share - discontinued operations                 .15                .28                .48
                                                        ------------------------------------------------------
Basic earnings per share                                  $        .05       $        .34       $        .60
                                                        ======================================================
Basic weighted-average shares                                   12,116             12,096             11,955

Diluted earnings per share - continuing operations        $       (.10)      $        .05       $        .12
Diluted earnings per share - discontinued operations               .15                .29                .47
                                                        ------------------------------------------------------
Diluted earnings per share                                $        .05       $        .34       $        .59
                                                        ======================================================
Diluted weighted-average shares                                 12,116             12,256             12,221


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                               PAID-IN     RETAINED  COMPREHENSIVE
                                                         SHARES     AMOUNT     CAPITAL     EARNINGS      INCOME      TOTAL
Balance June 27, 1997                                    11,878    $    118    $ 49,838    $  3,408    $     (4)   $ 53,360
    Common stock issued for acquisition                      85           1         858          --          --         859
    Shares issued for employee stock purchase
        and option plans                                    118           2         820          --          --         822
    Tax benefit of stock option exercises                    --          --         152          --          --         152
    Net income                                               --          --          --       7,151          --       7,151
    Unrealized loss on available-for-sale securities         --          --          --          --         (25)        (25)
                                                                                                                   ---------
        Subtotal - Comprehensive Income                                                                               7,126
                                                      ----------------------------------------------------------------------
Balance July 3, 1998                                     12,081         121      51,668      10,559         (29)     62,319
    Stock repurchase                                       (200)         (2)       (862)       (977)         --      (1,841)
    Shares issued for employee stock purchase
        and option plans                                    207           2       1,437          --          --       1,439
    Tax benefit of stock option exercises                    --          --         256          --          --         256
    Net income                                               --          --          --       4,127          --       4,127
    Unrealized gain on available-for-sale securities         --          --          --          --         187         187
                                                                                                                   ---------
        Subtotal - Comprehensive Income                                                                               4,314
                                                      ----------------------------------------------------------------------
Balance July 2, 1999                                     12,088         121      52,499      13,709         158      66,487
    Shares issued for employee stock purchase
        and option plans                                     59          --         336          --          --         336
    Tax benefit of stock option exercises                    --          --           4          --          --           4
    Net income                                               --          --          --         562                     562
    Unrealized gain on available-for-sale securities         --          --          --          --         298         298
                                                                                                                   ---------
        Subtotal - Comprehensive Income                                                                                 860
                                                      ----------------------------------------------------------------------
Balance June 30, 2000                                    12,147    $    121    $ 52,839    $ 14,271    $    456    $ 67,687
                                                      ======================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                              YEAR ENDED
                                                       ------------------------------------------------------
                                                         JUNE 30, 2000       JULY 2, 1999       JULY 3, 1998
OPERATING ACTIVITIES
Net income                                                $        562       $      4,127       $      7,151
Less income from discontinued operations                         1,840              3,459              5,671
                                                          ------------       ------------       ------------
    Income (loss) from continuing operations                    (1,278)               668              1,480
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                            4,084              3,838              2,349
        Write off of Clinical Partners contract line             5,500                 --                 --
        Deferred income taxes                                     (877)              (825)               183
        Income tax benefit of stock option plans                     4                256                152
        Changes in operating assets and liabilities:
            Accounts and notes receivable                      (14,819)           (14,070)            (1,637)
            Inventory                                             (716)               411             (1,428)
            Accounts payable                                       (79)             4,019             (2,568)
            Accrued expenses                                       414             (1,076)             3,770
            Income taxes                                          (960)             1,197             (2,055)
            Other assets                                           513               (554)               564
                                                       ------------------------------------------------------
Net cash provided by (used in) operating activities             (8,214)            (6,136)               810

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                  --             (1,444)            (5,893)
Proceeds from sale of OMI rights                                    --              1,317                133
Purchases of property and equipment                             (1,229)            (1,848)            (3,329)
Purchases of available-for-sale securities                          --                 --            (15,377)
Sale and maturities of available-for-sale securities                --              6,536             19,117
                                                       ------------------------------------------------------
Net cash provided by (used in) investing activities             (1,229)             4,561             (5,349)

FINANCING ACTIVITIES
Repurchase of Common Stock                                          --             (1,841)                --
Net proceeds from issuance of Common Stock                         336              1,439                822
Net proceeds from borrowing                                      2,500                 --                 --
                                                       ------------------------------------------------------
Net cash provided by (used in) financing activities              2,836               (402)               822

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS               3,295              4,262               (294)
                                                       ------------------------------------------------------
Increase (decrease) in cash and cash equivalents                (3,312)             2,285             (4,011)
Cash and cash equivalents at beginning of period                 3,312              1,027              5,038
                                                       ------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    --       $      3,312       $      1,027
                                                       ======================================================

SUPPLEMENTAL DISCLOSURES
     * Consolidated income taxes paid in fiscal 2000, 1999, and 1998 were $2,466, $1,897, and $6,010, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     * The Company acquired the stock of Clinical Partners, Inc. in June, 1998. The acquisition was financed by cash and the issuance of 42,000 shares of Common Stock.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

The fiscal years referenced herein are as follows:

                             FISCAL YEAR              YEAR ENDED
                                 2000          June 30, 2000 (52 weeks)
                                 1999          July 2, 1999 (52 weeks)
                                 1998          July 3, 1998 (53 weeks)

1. ACCOUNTING POLICIES

BUSINESS
Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and payors to improve clinical and cost-of-care outcomes.

FISCAL YEAR
The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated entities have been eliminated.

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

REVENUE RECOGNITION
Revenue is recognized upon the provision of services, shipment of products, and at the time of purchase in the specialty pharmacies and when all the following criteria are met:
         a.)   Persuasive evidence of an arrangement exists;
         b.)   Price to the buyer is fixed and determinable; and
         c.)   Collectibility is reasonably assured.

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

CASH AND CASH EQUIVALENTS
The Company considers all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are available for sale, are carried at cost, which approximates fair market value, and consist principally of corporate commercial paper.

INVESTMENTS
In fiscal 1999, the Company invested $450 in the common stock of Cell Robotics International, Inc. (CRII) as part of a development and distribution agreement for the Lasette laser lancing device. Investments as of June 30, 2000 and July 2, 1999 consist entirely of these CRII equity securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as "available-for-sale" as of June 30, 2000 and July 2, 1999. The Company considers the net unrealized gain on these investments of $456 and $158 at June 30, 2000 and July 2, 1999, respectively, to be temporary, and as such has recorded it through shareholders' equity. The Cell Robotics securities will become the property of MEDgenesis effective July 1, 2000 in association with the spin-off of the Diagnostic Products business, (see Note 2), and, accordingly, are classified in net assets of discontinued operations.

ACCOUNTS RECEIVABLE ALLOWANCE
The Company determines an allowance amount based upon an analysis of the collectability of specific accounts and the aging of the accounts receivable.

INVENTORIES
Inventories consist primarily of goods held for resale, and are carried at the lower of cost or market determined under the average cost method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. Depreciation occurs over estimated useful lives of one to seven years. Depreciation expense for continuing operations was $2,456, $2,140, and $1,353 in fiscal 2000, 1999, and 1998, respectively.

GOODWILL
Goodwill is amortized on a straight-line basis over two to twenty years. The Company periodically evaluates its goodwill for impairment by comparison of the carrying value against anticipated business performance. Amortization expense for continuing operations was $1,628, $1,698, and $996 in fiscal 2000, 1999, and 1998, respectively. Accumulated amortization for continuing operations was $4,274 and $3,807 as of fiscal year end 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates its long-lived assets for impairment losses when indicators of impairment are present by comparing the undiscounted cash flows to the assets' carrying amount. An impairment loss is recorded if necessary. In fiscal 2000 the Company wrote down the Clinical Partners contract management line in accordance with its evaluation of long-lived asset impairment.

INTERNAL USE SOFTWARE
In March, 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

DERIVATIVES AND HEDGING
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the Company to recognize all derivatives on the balance sheet at fair value effective in fiscal 2001. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

                                                            2000        1999         1998
                                                            ----        ----         ----
EARNINGS
    Net income for basic and diluted earnings per share     $562      $4,127       $7,151
                                                        ----------------------------------
WEIGHTED AVERAGE SHARES
    Basic weighted-average shares                         12,116      12,096       11,955
    Adjustments for dilutive securities:
        Employee stock options, net of tax proceeds           --         160          266
                                                        ----------------------------------
    Diluted weighted-average shares                       12,116      12,256       12,221
                                                        ==================================
BASIC EARNINGS PER SHARE                                    $.05        $.34         $.60
                                                        ==================================
DILUTED EARNINGS PER SHARE                                  $.05        $.34         $.59
                                                        ==================================

2. DISCONTINUED OPERATIONS

In March 2000, the Company announced its intention to spin off its Diagnostic Products business, to be named MEDgenesis Inc., as a tax-free stock dividend to shareholders. As of the date of this document, the Company is awaiting final Securities and Exchange Commission ("SEC") approval of the MEDgenesis Form 10, following which the Company may distribute the MEDgenesis stock dividend. Until this approval is granted and MEDgenesis becomes a separate entity from Chronimed, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this document leaving only the reported continuing operations of Chronimed Inc.

The following table summarizes revenues and net income from discontinued operations for the last three years.

                             (IN THOUSANDS)                JUNE 30, 2000    JULY 2, 1999     JULY 3, 1998
Revenues from discontinued operations                            $32,949         $29,672          $24,984
Cost of revenues                                                  20,283          15,691            9,364
                                                              --------------------------------------------
   Gross profit                                                   12,666          13,981           15,620
Operating expenses:
    Selling and marketing                                          5,349           4,550            3,751
    Research and development                                       1,087             858              351
    General and administrative                                     3,751           2,902            2,294
                                                              --------------------------------------------
        Total operating expenses                                  10,187           8,310            6,396
                                                              --------------------------------------------
Income from discontinued operations                                2,479           5,671            9,224
    Other income                                                     540              --               --
                                                              --------------------------------------------
Income from discontinued operations before income taxes            3,019           5,671            9,224
    Income tax expense                                             1,179           2,212            3,553
                                                              --------------------------------------------
Net income from discontinued operations                          $ 1,840         $ 3,459          $ 5,671
                                                              ============================================

3. ACQUISITIONS

In February 1999, the Company acquired selected assets of Community Prescription Center, Inc., an HIV/AIDS pharmacy located in San Diego, California. The all-cash purchase price was $1.3 million, with the full amount being assigned to goodwill. The goodwill is being amortized on a straight-line basis over 12 years.

In June 1998, the Company acquired the stock of Clinical Partners, Inc., a case management services company, in a merger transaction. The net purchase price was $6.4 million and consisted of cash and stock of the Company (42,000 shares at $12.125 per share). The excess purchase price over book value of the net assets acquired was $5.7 million, of which $5.2 million was originally allocated to goodwill and was being amortized on a straight-line basis over 12 years, and $500 was originally allocated to non-compete agreements and was being amortized over two and three years. In fiscal 2000 $5.5 million was written off. See
Note 1.

All acquisitions described above were accounted for as purchases and, accordingly, operating results of these businesses subsequent to the date of acquisition were included in the Company's consolidated financial statements. Proforma information has not been provided due to immateriality.

4. AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated market value of available-for-sale securities are as follows:

                                           GROSS         GROSS        ESTIMATED
                          AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                            COST           GAINS         LOSSES         VALUE
As of June 30, 2000:
    Equity Securities       $270           $456            $--          $726

As of July 2, 1999:
    Equity Securities       $450           $158            $--          $608

As of June 30, 2000 and July 2, 1999, the Company's available-for-sale securities included equity securities of one company, Cell Robotics International, Inc. and are included in net assets of discontinued operations. See Note 1 of Notes to Consolidated Financial Statements, Investments, for additional information regarding these securities.

5. OPERATING LEASES AND RENT EXPENSE

The Company leases its office space, distribution facilities, and retail locations under operating lease agreements. The remaining lease terms range from one to seven years as of June 30, 2000.

Future minimum lease payments for continuing operations, including current real estate taxes and operating expenses, under the operating leases with lease terms in excess of one year at June 30, 2000, are approximately as follows:

                       FISCAL YEAR                AMOUNT
                              2001               $ 1,465
                              2002                 1,260
                              2003                 1,068
                              2004                   979
                              2005                   719
                            Beyond                   494
                                                 --------
                             Total                $5,985
                                                 ========

Total rent expense for continuing operations was $1,978, $1,885, and $1,221 during fiscal 2000, 1999, and 1998, respectively.

6. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The Company had no long-term debt as of June 30, 2000 and July 2, 1999, respectively.

The Company has an unsecured discretionary line of credit totaling $15 million that terminates January 31, 2001. The Company pays a fee at an annual rate of 0.25% of the unused amount. The line of credit contains covenants with which the Company is in compliance. There is $2.5 million outstanding under this line of credit at June 30, 2000.

7. INCOME TAXES

The components of the provision for income taxes for continuing operations are as follows:

                                             2000          1999          1998
                                             ----          ----          ----
Current                                     $ 439        $1,252        $  836
Deferred                                     (877)         (825)          183
                                            -----        ------        ------
Income tax (benefit) expense                $(438)       $  427        $1,019
                                            =====        ======        ======

The Company's income tax expense differs from the applicable federal rate of 34%. The reconciliation of differences is:

                                             2000          1999          1998
                                             ----          ----          ----
Federal income taxed at statutory rates     $(585)        $ 370        $  866
Interest on municipal bonds                    --            --           (15)
State taxes, net of federal benefit           (38)           51            89
Goodwill amortization                           7             5            --
Other, net                                    178             1            79
                                            -----         -----        ------
Income tax (benefit) expense                $(438)        $ 427        $1,019
                                            =====         =====        ======

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             2000          1999
                                             ----          ----
Deferred tax assets:
   Bad debt reserve                         $ 688         $ 452
   Inventory reserve                           24            25
   Other reserves                             779           433
   Vacation accrual                           112            99
   Goodwill amortization                      483           323
Deferred tax liabilities:
   Depreciation                               109          (103)
   Prepaid assets                            (331)         (282)
   OMI rights sale                             --            --
   Other liabilities                          (45)           (5)
                                         ------------------------

Net deferred tax assets                    $1,819         $ 942
                                         ========================

8. SHAREHOLDERS' EQUITY

The Company has 5,000,000 shares of $.01 par value Preferred Stock authorized and issuable in one or more series as the Board of Directors may determine, none of which are outstanding. The Company has 40,000,000 authorized shares of $.01 par value Common Stock. There are no restrictions on retained earnings.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to elect to utilize APB Opinion No. 25 and related interpretations in accounting for its stock option plans and its employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by SFAS No. 123, consolidated net income and earnings per share, including continued and discontinued operations, would have been reduced to the pro forma amounts indicated in the table below for fiscal years 2000, 1999, and 1998:
                                                 2000         1999         1998
                                                 ----         ----         ----
Net income - as reported                         $562       $4,127       $7,151
Net income - pro forma                          ($716)      $2,456       $5,829
Earnings per share - basic as reported           $.05         $.34         $.60
Earnings per share - basic pro forma            ($.06)        $.20         $.49
Earnings per share - diluted as reported         $.05         $.34         $.59
Earnings per share - diluted pro forma          ($.06)        $.20         $.48

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                                 2000         1999         1998
                                                 ----         ----         ----
Expected dividend yield                          0.0%         0.0%         0.0%
Expected stock price volatility                   63%          67%          57%
Risk-free interest rate                         6.20%        5.50%        6.00%
Expected life of options                      5 years      5 years      5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during fiscal years 2000, 1999, and 1998 was $5.07, $5.74, and $6.51, respectively.

The Company has four employee Stock Options Plans (1986, 1994, 1997 and 1999). Options to purchase Common Stock of the Company are granted to employees at 100% of fair market value on the date of grant and are generally exercisable at 20% of the total grant at the end of each year. The options are cumulatively exercisable and expire seven years after the date of grant.

The Company also has a director performance Stock Option Plan that reserved 300,000 shares of Common Stock for option grants. The options are granted with exercise prices equal to market value on the date of the grant. The options become exercisable after seven years and expire ten years after the date of the grant. Certain acceleration provisions apply if the stock price increases significantly prior to the end of seven years.

Stock option activity is summarized as follows:

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                           -------------------                 -------------------
                                   SHARES                       WEIGHTED                    WEIGHTED
                                  AVAILABLE                     AVERAGE                     AVERAGE
                                     FOR          NUMBER         PRICE          NUMBER       PRICE
                                    GRANT       OF SHARES      PER SHARE      OF SHARES    PER SHARE
                                    -----       ---------      ---------      ---------    ---------
Balance June 27, 1997              479,605      2,061,156     $    10.59       678,282    $     9.78
  Granted                         (385,500)       385,500          11.75
  Exercised                             --        (89,772)          6.95
  Cancelled                        114,283       (114,283)         10.97
  Expired                          (31,900)            --
                                ----------     ----------
Balance July 3, 1998               176,488      2,242,601          10.91       915,331         10.51
  Reserved for future grants     1,500,000             --
  Granted                       (1,099,700)     1,099,700           9.53
  Exercised                             --       (152,413)          6.29
  Cancelled                        303,661       (303,661)         11.23
  Expired                          (40,150)            --
                                ----------     ----------
Balance July 2, 1999               840,299      2,886,227          10.60       938,566         11.24
  Granted                          (33,000)        33,000           9.03
  Exercised                             --        (49,038)          5.77
  Cancelled                        640,380       (640,380)         10.69
  Expired                          (23,633)            --
                                ----------     ----------
Balance June 30, 2000            1,424,046      2,229,809          10.69       925,524         11.14
                                ==========     ==========

The following table summarizes information about the stock options outstanding at June 30, 2000.

                                    OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------
                                  WEIGHTED
                                   AVERAGE       WEIGHTED                     WEIGHTED
                                  REMAINING       AVERAGE                      AVERAGE
RANGE OF              NUMBER     CONTRACTUAL       PRICE         NUMBER         PRICE
EXERCISE PRICES     OF SHARES       LIFE         PER SHARE     OF SHARES      PER SHARE
---------------     ---------       ----         ---------     ---------      ---------
  $  .76-8.25        487,981      4.0 yrs          $ 7.65       310,187         $ 7.71
   8.28-10.69        533,945      5.4 yrs            8.72        79,850           9.21
  10.75-12.38        576,573      4.4 yrs           11.33       225,197          11.87
  12.50-21.88        631,310      2.4 yrs           14.11       310,290          14.53
                   ---------                                  ---------
    .76-21.88      2,229,809      4.0 yrs           10.69       925,524          11.14
                   =========                                  =========

9. EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) Employee Savings Plan covering substantially all employees of continued and discontinued operations. Company contributions are required. The Company's contributions to the Plan, representing 401(k) matching contributions only, to employees of continued and discontinued operations, were $165, $195, and $146 in fiscal years 2000, 1999, and 1998, respectively.

The Company has an Employee Stock Purchase Plan. There were 169,833 shares available for purchase under the Plan at June 30, 2000.

10. RELATED PARTY TRANSACTIONS

On April 9, 1997, the Company entered into a guaranty of indebtedness of Mr. Maurice R. Taylor, II, the Company's then Chairman and Chief Executive Officer with US Bank. Such indebtedness permitted Mr. Taylor to continue to hold Company stock. There was $675 and $700 of indebtedness under the guaranty on June 30, 2000 and July 2, 1999, respectively. On July 1, 2000, MEDgenesis assumed the Company's guaranty and on July 24, 2000, MEDgenesis loaned Mr. Taylor funds sufficient to pay off his debt to US Bank. MEDgenesis obtained a promissory note due December 2001, a residential mortgage, and a pledge agreement from Mr. Taylor. Mr. Taylor is charged market rate interest on the note and the Company's guaranty has been extinguished.

On June 27, 1997, the Company entered into an agreement to sell its exclusive rights to market and distribute certain Orphan Medical, Inc. products back to Orphan Medical for cash, royalties, and Orphan Medical stock totaling $2.5 million. The Company estimated the net present value of these payments to be $1.7 million, and as such recorded $1.7 million as Other Income in its 1997 financial statements. The resulting receivable balance, including imputed interest, was paid in full as of July 2, 1999.

11. SIGNIFICANT CONCENTRATIONS

Within the Mail Order Business segment, two major payors with whom Chronimed has contracts merged during calendar year 1999. As one payor, they represent 26%, 25%, and 21% of the Company's continuing operation revenue in fiscal years 2000, 1999, and 1998, respectively.

The Company has a national distributor who supplies pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 79%, 69%, and 70% of the Company's continuing operations inventory purchases for fiscal years 2000, 1999, and 1998, respectively. In the event that the Company was unable to purchase pharmaceuticals through this distributor, the Company could purchase the same inventory through other national pharmaceutical distributors.

The Company provides immunosuppressant drugs to patients who have had an organ transplant. Two of these drugs, Sandimmune(R) and Neoral, are manufactured by Novartis Pharmaceuticals Corporation. These two drugs accounted for 5%, 8%, and 12% of the Company's continuing operations revenue in fiscal years 2000, 1999, and 1998, respectively.

12.  BUSINESS SEGMENT INFORMATION

The Company has two reportable segments:

* MAIL ORDER - provides prescription drug and ancillary medical supplies to patients with a wide variety of high-cost chronic conditions including solid organ transplants, anemia due to end-stage renal failure, cancer, cystic fibrosis, endometriosis, growth hormone deficiency, hemophilia, Hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, respiratory syncytial virus ("RSV") and rheumatoid arthritis. Chronimed has payor contracts with HMOs, major health insurers, Medicare and Medicaid, and other managed health plans covering a substantial population. Chronimed distributes these critical medications directly to patients nationwide while ensuring competitive prices to payors. Chronimed also coordinates its services with payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, Chronimed works with its customers to develop therapy management guidelines through ongoing monitoring and evaluation of patient responsiveness and compliance to the treatment.

* RETAIL - represents the Company's retail pharmacy operation, StatScript Pharmacy, and Clinical Partners' historical disease management business. StatScript Pharmacy is the largest network of HIV/AIDS community-based pharmacies in the country, with 32 pharmacies in 29 cities. StatScript pharmacies are locally driven providers and are committed to the HIV/AIDS patient. Key to the successful care of the HIV/AIDS patients is StatScript's efforts with community resources, education of the patient, clinical team communication, and complete patient tracking.

         The Company's reportable segments are made up of business units that offer different, but related, products and services to patients with chronic health conditions. The reportable segments are managed separately by senior executives who report directly to the Chief Executive Officer. The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The table below presents information by reportable segment.

                                      Mail Order        Retail         Total
                                      ----------        ------         -----
For the Year Ended 6/30/00
   Revenues                           $ 119,170       $ 106,717      $ 225,887
   Income from operations                  (213)          5,205          4,992
   Depreciation and amortization          1,486           2,598          4,084
   Segment assets                        33,575          35,408         68,983
For the Year Ended 7/2/99
   Revenues                           $ 103,659       $  64,965      $ 168,624
   Income from operations                   351           1,173          1,524
   Depreciation and amortization          1,700           2,138          3,838
   Segment assets                        29,809          32,848         62,657
For the Year Ended 7/3/98
   Revenues                           $  81,937       $  33,677      $ 115,614
   Income from operations                   308             857          1,165
   Depreciation and amortization          1,200           1,149          2,349
   Segment assets                        25,238          23,659         48,897

The following table is a reconciliation of reportable segment information to the Company's consolidated totals.

                                                         Fiscal
                                         ---------------------------------------
                                             2000          1999          1998
                                             ----          ----          ----

Total consolidated revenue                 $225,887      $168,624      $115,614
================================================================================

Income from continuing operations
---------------------------------
Total for reportable segments              $  4,992      $  1,524      $  1,165
Unallocated amounts:
  - Corporate G&A                            (1,017)       (1,352)         (120)
  - Interest income (expense)                  (191)          419         1,453
  - Other income                                 --           503            --
  - Clinical Partners asset writedown        (5,500)           --            --
--------------------------------------------------------------------------------
Income before income taxes                 $ (1,716)     $  1,094      $  2,498
================================================================================

Depreciation and amortization              $  4,084      $  3,838      $  2,349
================================================================================

Assets
------
Total for reportable segments              $ 68,983      $ 62,657      $ 48,897
Corporate assets                              3,612         4,261        10,115
--------------------------------------------------------------------------------
Total consolidated assets of continuing
operations                                 $ 72,595      $ 66,918      $ 59,012
================================================================================

13. SUBSEQUENT EVENTS - UNAUDITED

CONTINUING OPERATIONS
Chronimed sold its Home Service Medical business on September 1, 2000 to Express-Med, Inc. of New Albany, Ohio, for cash and a note receivable totaling $7 million. Home Service Medical is a diabetic mail-order catalog business that contributed $14.9 million in revenue to Chronimed's results for the fiscal year ended June 30, 2000.

DISCONTINUED OPERATIONS
On September 1, 2000, MEDgenesis Inc. paid a license transfer fee of $475,000 to Medisys PLC, a UK-based medical device company. The license transfer fee allowed MEDgenesis to continue selling certain diabetes strips upon completion of the spin off based on technology developed by a subsidiary of Medisys PLC.

                                 CHRONIMED INC.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            For Continuing Operations

=========================================================================================================================
               COL. A                    COL. B                     COL. C                   COL. D            COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                       Balance at                                          Deductions --      Balance at
                                       Beginning of                                          Describe       End of Period
             Description               Period
                                                        ------------------------------
                                                        Charged to      Charged to
                                                        Costs and       Other Accounts
                                                        Expenses        -- Describe
--------------------------------------------------------==============================-----------------------------------
Year ended June 30, 2000:
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts      $1,158,000       $2,950,000       $      --         $2,343,000(1)      $1,765,000
                                       ==========       ==========       ============      =============      ==========

Year ended July 2, 1999:
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts      $1,201,000         $945,000       $      --           $988,000(1)      $1,158,000
                                       ==========         ========       ============        ===========      ==========

Year ended July 3, 1998:
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts      $1,049,000         $993,000       $     --          $  841,000(1)      $1,201,000
                                       ==========         ========       ============      =============      ==========



(1)  Uncollectable accounts written off, net of recoveries.