Form 10-Q
period 2000-09-29
CHRONIMED INC
filed 2000-11-13
CIK 883813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 0-19952

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                               41-1515691
     ------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)             Identification Number)

                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $.01 par value - 12,147,021 shares outstanding as of November 7, 2000

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets - September 29, 2000 and June 30,
               2000

               Consolidated Statements of Income - Three months ended September 29, 2000 and October 1, 1999

               Consolidated Statements of Cash Flows - Three months ended September 29, 2000 and October 1, 1999


               Notes to Consolidated Financial Statements - September 29, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Quantitative and Qualitative Disclosures About Market Risk

                         CHRONIMED INC. AND SUBSIDIARIES



PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 required under Part II have been omitted since all items are not applicable or the answers are negative.

Item 6.   Exhibits and Reports on Form 8-K

          a.)  Exhibits

               27.1  Financial Data Schedule

          b.)  Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          SEPTEMBER 29,      JUNE 30,
                                                              2000             2000
                                                          ------------     ------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $        187     $         --
  Accounts receivable, net                                      45,890           47,352
  Income taxes receivable                                          238              774
  Inventory                                                      6,149            6,111
  Other current assets                                             874              848
  Deferred taxes                                                 1,311            1,311
                                                          ------------     ------------
    Total current assets                                        54,649           56,396

Property and equipment:
  Property and equipment                                        14,077           14,889
  Allowance for depreciation                                    (7,632)          (8,338)
                                                          ------------     ------------
                                                                 6,445            6,551

Goodwill, net                                                    8,620            9,031
Net assets of discontinued operations                           10,554           10,465
Deferred taxes                                                     508              508
Other assets                                                       130              109
                                                          ------------     ------------
  Total assets                                            $     80,906     $     83,060
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $     10,483     $     10,507
  Accrued expenses                                               1,788            2,366
  Short-term debt                                                   --            2,500
                                                          ------------     ------------
    Total current liabilities                                   12,271           15,373


Shareholders' equity:
  Preferred Stock                                                   --               --
  Common Stock, issued and outstanding shares--
    12,147 and 12,147 respectively                                 121              121
  Additional paid-in capital                                    52,839           52,839
  Retained earnings                                             15,596           14,271
                                                          ------------     ------------
                                                                68,556           67,231
  Accumulated other comprehensive income --
   Unrealized gain on available-for-sale securities of
   discontinued operations                                          79              456
                                                          ------------     ------------
    Total shareholders' equity                                  68,635           67,687

Total liabilities and shareholders' equity                $     80,906     $     83,060
                                                          ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

                                                        FIRST QUARTER ENDED
                                                        -------------------
                                                  SEPTEMBER 29,          OCTOBER 1,
                                                      2000                  1999
                                                 ---------------        -----------
REVENUES
  Mail Order                                         $    34,839        $    26,833
  Retail                                                  29,580             24,045
                                                     -----------        -----------
    Total Revenue                                         64,419             50,878
               YR TO YR GROWTH                              26.6%
COSTS AND EXPENSES
  Cost of revenues                                        54,696             41,963
    Gross profit                                           9,723              8,915
               % OF REVENUE                                 15.1%              17.5%

  Selling and marketing                                    1,105              1,194
  General and administrative                               7,207              7,875
                                                     -----------        -----------
    Total operating expenses                               8,312              9,069
               % OF REVENUE                                 12.9%              17.8%

INCOME (LOSS) FROM OPERATIONS                              1,411               (154)
               % OF REVENUE                                  2.2%              -0.3%

  Interest income                                             50                 --
  Interest (expense)                                         (48)               (23)
  Other income                                                21                 --

INCOME (LOSS) BEFORE INCOME TAXES                          1,434               (177)
  Income tax (expense) benefit                              (573)                69

INCOME (LOSS) FROM CONTINUING OPERATIONS                     861               (108)
               % OF REVENUE                                  1.3%              -0.2%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX              464                436

NET INCOME                                           $     1,325        $       328
               % OF REVENUE                                  2.1%               0.6%

BASIC EARNINGS (LOSS) PER SHARE:
  Income (Loss) from Continuing Operations           $      0.07        $     (0.01)
  Income from Discontinued Operations                       0.04               0.04
                                                     -----------        -----------
  Net Income per share                               $      0.11        $      0.03

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (Loss) from Continuing Operations           $      0.07        $     (0.01)
  Income from Discontinued Operations                       0.04               0.04
                                                     -----------        -----------
  Net Income per share                               $      0.11        $      0.03

AVERAGE SHARES OUTSTANDING--BASIC                         12,147             12,096
AVERAGE SHARES OUTSTANDING--DILUTED                       12,149             12,096

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                SEPTEMBER 29,        OCTOBER 1,
                                                                    2000               1999
                                                                -------------       -----------
OPERATING ACTIVITIES:
  Net income                                                      $     1,325       $       328
  Less income from discontinued operations                                464               436

    Income (loss) from continuing operations                              861              (108)

  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                       871             1,073
      Deferred income taxes                                                --               (57)
      Gain on sale of businesses                                          (22)               --
      Changes in operating assets and liabilities:
        Accounts receivable                                              (543)           (5,964)
        Income taxes                                                      536              (864)
        Inventory                                                        (470)             (621)
        Accounts payable                                                  (24)            2,072
        Accrued expenses                                                 (692)           (1,354)
        Other assets                                                     (264)             (480)
                                                                  -----------       -----------

      Net cash provided by (used in) operating activities                 253            (6,303)

INVESTING ACTIVITIES:
  Proceeds from sale of Home Service Medical Business                   3,000                --
  Purchases of property and equipment                                    (566)             (503)
                                                                  -----------       -----------

      Net cash provided by (used in) investing activities               2,434              (503)

FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                               --                 8
  Net proceeds (repayments) from borrowings                            (2,500)            3,601
                                                                  -----------       -----------

      Net cash provided by (used in) financing activities              (2,500)            3,609

CASH PROVIDED BY DISCONTINUED OPERATIONS                                   --             1,115
                                                                  -----------       -----------

Increase (decrease) in cash and cash equivalents                          187            (2,082)
Cash and cash equivalents at beginning of period                           --             3,312
                                                                  -----------       -----------

Cash and cash equivalents at end of period                        $       187       $     1,230
                                                                  ===========       ===========

Supplemental disclosures of non-cash investing and financing activities:
          * The Company received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business, to be paid unevenly over 42 months through March 1, 2004. The Company has recorded the note on its September 29, 2000 balance sheet, offset by the deferred gain of the same amount.

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending June 29, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2000.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

The Company intends to divest the Diagnostic Products business operated by its wholly-owned subsidiary, MEDgenesis, Inc., through a tax-free dividend to shareholders or a sale of the business. The Company continues to engage in negotiations to sell MEDgenesis while continuing to pursue the spin-off. As of the date of this Form 10-Q, the Securities and Exchange Commission has not yet approved the MEDgenesis Form 10 which is needed before the spin-off of MEDgenesis can occur and the Company has not reached a definitive agreement regarding the sale of the business. Until MEDgenesis is spun off or sold, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

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

                                                         $s and Shares in Thousands
                                                         --------------------------

                                                             First Quarter Ended
                                                             -------------------
                                                      September 29,         October 1,
                                                          2000                1999
                                                      -------------        -----------
Numerator - Net income (loss)
for basic and diluted net income per
share:
  Continuing operations                                     $   861            $  (108)
  Discontinued operations                                       464                436
                                                            -------            -------
  Net Income                                                $ 1,325            $   328

Denominator:
Denominator for basic net income
per share--weighted-average shares                           12,147             12,096

Effect of dilutive securities:
  Employee stock options                                          2                 --
                                                            -------            -------

Denominator for diluted net income
per share--weighted-average shares
and assumed conversions                                      12,149             12,096
                                                            =======            =======

Basic net income (loss) per share:
  Continuing operations                                     $  0.07            $ (0.01)
  Discontinued operations                                      0.04                .04
                                                            -------            -------
Basic net income per share                                  $  0.11            $  0.03
                                                            =======            =======

Diluted net income (loss) per share:
  Continuing operations                                     $  0.07            $ (0.01)
  Discontinued operations                                      0.04                .04
                                                            -------            -------
Diluted net income per share                                $  0.11            $  0.03
                                                            =======            =======

Income from continuing operations was negative for the quarter ended October 1, 1999. Therefore, options were not included in dilutive securities as the effect would have been antidilutive.

NOTE D--BUSINESS SEGMENT INFORMATION

The Company has two reportable segments. The Mail Order segment includes the results of the Company's Injectables, Organ Transplant, and Home Service Medical businesses. The Home Service Medical business was sold to Express-Med, Inc. on September 1, 2000. The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line which was written off in the quarter ended March 31, 2000. The table below presents information by reportable segment.

                                         Mail Order      Retail       Total
                                         ----------      ------       -----
For the Quarter Ended 9/29/2000
      Revenues                              $34,839     $29,580     $64,419
      Income from Operations                   (556)      1,470         914
For the Quarter Ended 10/01/1999
      Revenues                              $26,833     $24,045     $50,878
      Income from Operations                   (160)        656         496

The difference between segment totals and the Company's consolidated totals consist of over / under allocated corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to the Company's consolidated totals.

                                     Q1 FY2001        Q1 FY2000
                                     ---------        ---------

Total Consolidated Revenue:            $64,419          $50,878
----------------------------------------------------------------
Income from Operations:
-----------------------
Total for reportable segments             $914             $496
Unallocated amounts:
 -  Corporate G&A                          497             (650)
 -  Interest income                         50                7
 -  Interest (expense)                     (48)             (30)
 -  Other income (expense)                  21               --

----------------------------------------------------------------
Income before income taxes              $1,434            ($177)
================================================================

A change in segment assets occurred since June 30, 2000 with the sale of the Home Service Medical business to Express-Med, Inc. on September 1, 2000. The approximate net book value of the Home Service Medical business was $3.0 million as of June 30, 2000. The assets of the Home Service Medical business are included in the Mail Order segment. The following table presents assets by reportable segment.

                             Mail Order      Retail     Corporate       Total
                             ----------      ------     ---------       -----
As of  9/29/2000
      Segment Assets            $29,772     $37,539        $3,041     $70,352
As of 6/30/2000
      Segment Assets            $33,575     $35,408        $3,612     $72,595

NOTE E--DISCONTINUED OPERATIONS

The Company intends to divest the Diagnostic Products business operated by its wholly-owned subsidiary, MEDgenesis, Inc., through a tax-free dividend to shareholders or a sale of the business. The Company continues to engage in negotiations to sell MEDgenesis while continuing to pursue the spin-off. As of the date of this Form 10-Q, the Securities and Exchange Commission has not yet approved the MEDgenesis Form 10 which is needed before the spin-off of MEDgenesis can occur and the Company has not reached a definitive agreement regarding the sale of the business. Until MEDgenesis is spun off or sold, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

On September 1, 2000, MEDgenesis paid a license transfer fee of $475,000 to Hypoguard Limited, a UK-based medical device company. The license transfer fee allowed MEDgenesis to continue selling certain diabetes strips upon completion of the proposed spin off or sale based on technology developed by a subsidiary of Medisys PLC. The license transfer fee has been included in the results of discontinued operations. The license transfer fee was paid in consideration of Hypoguard's consent to Chronimed's assignment of a technology license to MEDgenesis, as necessitated by the spin-off or sale of MEDgenesis.

The discontinued operations represented by MEDgenesis contributed net income after tax of $464,000 or four cents per share in the first quarter. This compares to net income after tax of $436,000 or four cents per share in last year's first quarter. Revenue for MEDgenesis was $9.1 million, up 12 percent from last year's first quarter of $8.1 million.

NOTE F--SALE OF HOME SERVICE MEDICAL BUSINESS

Chronimed sold its Home Service Medical ("HSM") subsidiary on September 1, 2000 to Express-Med, Inc. of New Albany, Ohio for $6.5 million. HSM is a direct to consumer, mail-order catalog business that contributed $14.9 million in revenue to Chronimed's total results for the fiscal year ended June 30, 2000. The Company received $3 million in cash and a $3.8 million subordinated note maturing in 42 months and bearing an annual interest rate of 11%. In addition, Chronimed will pay the buyer $282,000 on December 1, 2000 based on the difference between the net value of the purchased assets on Chronimed's balance sheet at June 30, 2000 and September 1, 2000.

Chronimed deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The gain will be deferred until principal payments under the promissory note are received. The Company recorded the $3.8 million deferred gain on the balance sheet as a deduction to notes receivable.

Based on the terms of the HSM asset purchase agreement, Express-Med, Inc. will pay quarterly installments of accrued interest beginning March 1, 2001, and annual $1 million installments of principal beginning September 1, 2001. The entire outstanding balance of principal and interest becomes due on March 1, 2004. Given that there is no guarantee that Express-Med will be able to repay the note and the long-term nature of the note, as stated above, Chronimed will defer recognition of the gain on its income statement until the cash is collected or deemed to be fully collectible. Chronimed believes that Express-Med, Inc. will be able to fund the interest payments and therefore, the Company will accrue the interest receivable monthly as earned.

NOTE G--SIGNIFICANT CONCENTRATIONS

Within the Mail Order segment, a major payor with whom Chronimed has a contract (represented as two major payors merging into one during calendar year 1999) represented 33% of the Company's revenue in the first quarter of fiscal 2001 and 24% in the first quarter of fiscal 2000.

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

         The Company distributes its pharmaceuticals and ancillary products by mail and through its StatScript retail pharmacy chain. The patient populations for which the Company's services are most effective include persons who:

     * Have illnesses that generally occur in less than one percent of the nation's population;

     * Require high-cost, complex medications, the majority of which must be taken for the rest of the patient's life and are not always available through traditional retail pharmacies;

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

         Chronimed provides patients with a convenient, competitively priced source of prescription drugs, counseling support, and a variety of educational materials to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her disease, the lower the incidence of complications and the better the patient's quality of life. The Company believes that by educating patients and increasing patient compliance, as well as provider support and intervention, clinical outcomes can be improved, and long-term costs of care reduced.

         Chronimed obtains patients primarily through referrals from healthcare providers, direct patient contacts, and contracts with insurers and managed care organizations. According to Medical Economics (April 10, 2000), an estimated 90% of privately insured workers in the United States were enrolled in some type of managed care program during 1999, up from 52% in 1993.

         The specialty pharmacy industry was developed principally in response to the demand from employers and payors for more effective control of patient care and cost increases in certain unusual chronic illnesses. As employers attempt to control their escalating healthcare costs, they seek out providers who have adopted various specialized managed care techniques. The increasing majority of patient referrals come from contracts with payors and the government as a result of the increased role of managed care and the Company's experience in managing specific patient groups.

         The Company has also developed relationships with treatment centers, foundations and medical associations that specialize in the treatment or support of patients with chronic conditions. These relationships provide the Company with access to a large number of individuals with chronic conditions and to the healthcare specialists treating these conditions.

         Chronimed believes that its business model is well suited to support developers and manufacturers of pharmaceutical products who are targeting small or hard-to-identify patient populations. Chronimed provides these companies with assistance in the rapid introduction of their products, a cost-effective means for distributing these medications to specific patient populations, and a method for monitoring product use and compliance.

DISCONTINUED OPERATIONS

         On October 10, 2000 Chronimed announced that it is engaged in negotiations to sell its MEDgenesis subsidiary while continuing to pursue a spin-off of the business. No definitive agreement to sell MEDgenesis has been reached and there can be no assurance that an agreement acceptable to Chronimed will be negotiated. The Diagnostic Business has been operated by Chronimed's wholly-owned subsidiary, MEDgenesis Inc., since July 1, 2000. MEDgenesis has filed a Form 10 registration statement with the SEC to register MEDgenesis' common stock under the Securities Exchange Act of 1934. The SEC must approve this registration statement before a spin-off of MEDgenesis to Chronimed's shareholders can take place. Chronimed and MEDgenesis are awaiting for SEC approval of the MEDGeneisis Form 10 as of the date of this Form 10-Q. Until MEDgenesis is spun off or sold, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. Following the sale or spin-off of MEDgenesis, Chronimed and MEDgenesis will no longer prepare or file consolidated financial statements and tax returns. The two companies began independent accounting as of July 1, 2000.

CONTINUING OPERATIONS

REVENUES

         Chronimed implemented the disclosure requirements of Financial Accounting Statement No. 131, "Segment Reporting," in fiscal 1999. Chronimed is comprised of two operating segments, Mail Order and Retail, based on the business and how it is managed and resourced. The Mail Order segment currently includes the Biotech Injectables program and Organ Transplant Pharmacy, and prior to September 1, 2000, also included Home Service Medical (HSM). (Chronimed sold the Home Service Medical business on September 1, 2000. See Note E of Notes to Consolidated Statements). The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line which was written off in the quarter ended March 31, 2000.

      Total revenue increased 27%, from $50.9 million to $64.4 million, for the first quarter ended October 1, 1999 and September 29, 2000 respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases. The contribution each segment made to total revenue is discussed below.

         Mail Order segment revenue grew $8.0 million and 30% over last year's first quarter, from $26.8 million to $34.8 million. The Biotech Injectables business had significant new patient intakes from the Aetna U.S. Healthcare contract, which became effective July 15, 2000, that created the increase in revenue. Also, HSM was sold during the first quarter, resulting in reduced first quarter revenues of $1.2 million, from $3.4 million last year compared to $2.2 million this year.

      Retail segment revenue grew $5.5 million and 23% over last year's first quarter, from $24.0 million to $29.5 million. This growth came from the StatScript Pharmacy which grew $5.8 million and 25% in revenue over last year's first quarter. Existing stores contributed 79% of the growth compared to 21% from new stores. The Company slowed new store growth due to its focus on exploring strategic initiatives and the MEDgenesis spin-off in the prior year. StatScript's growth was partially offset by a $300,000 decline over last year's first quarter revenue due to the fiscal 2000 exit from the Clinical Partners case management line.

      Overall revenue growth for fiscal 2001 is expected to be about 25 to 30 percent over fiscal 2000 and is expected to continue in both Chronimed's operating segments. The Company expects revenue for the year to be approximately $270 million. This would represent 28 percent revenue growth in fiscal 2001 against an adjusted fiscal 2000 revenue stream of $211 million (both years having been adjusted for the September 2000 sale of the Home Service Medical business). The Company's ability to maintain and add contracts in its Mail Order business is important to this projection. The Company's expectation to open four or more stores this year, resulting in at least 36 stores by fiscal 2001 year-end, is also important to this projection. The Company believes that its supplier inputs and pharmacy fulfillment rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

      Gross profit dollars for the first quarter increased 9% from $8.9 million last year to $9.7 million this year. First quarter gross profit percentage decreased from 17.5% last year to 15.1% this year. The absolute dollar increase was a result of the substantial increase in revenues. The sale of the HSM business, which reduced margin dollars from $1.0 million in the first quarter of fiscal 2000 to $500,000 in the first quarter of fiscal 2001, partially offset the Company's increase in margin dollars. The decrease in gross profit percentage was due primarily to reduced margins in the mail order business caused by managed care pricing pressure within the Biotech Injectables business. The gross profit percentage also decreased slightly due to the sale of HSM and its higher gross profit percentage relative to the rest of the mail order business. Managed care pricing pressure is expected to continue both in the mail order and retail businesses.

SELLING AND MARKETING EXPENSES

      Overall selling and marketing expenses in the first quarter were down approximately $90,000 and 7% compared to last year's first quarter, on overall revenue growth of 27%. The Home Service Medical sale in first quarter fiscal 2001 and the discontinuance of the Clinical Partners contract/case management line in third quarter fiscal 2000 resulted in a $200,000 decrease in selling and marketing expenses compared to last year's first quarter. This decrease was partially offset by expanded selling efforts in the Company's Organ Transplant business in the Mail Order segment. Organ Transplant spending increased $95,000 in the first quarter of fiscal 2001 versus last year's first quarter. As a percentage of revenue, selling and marketing expenses dropped from 2.3% in last year's first quarter to 1.7% in this year's first quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative (G&A) expenses for the first quarter totaled $7.2 million, down from $7.9 million last year. As a percentage of revenue, G&A expenses decreased from 15.5% last year to 11.2% this year. Total G&A expenses decreased for several reasons. First, Chronimed incurred $400,000 of costs related to the Company's pursuit of strategic alternatives in the first quarter of fiscal 2000 and incurred no such related costs in this year's first quarter. When Chronimed announced its intention to spin off its Diagnostic Products business in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives with PaineWebber. Second, approximately $700,000 of G&A costs from the Clinical Partners case management line in the Retail segment were incurred in last year's first quarter and no similar costs were incurred in this year's first quarter. The Clinical Partners case management line was written off and shut down in the third quarter of fiscal 2000. Third, the Home Service Medical business within the Mail Order segment incurred $100,000 less in G&A expenses during this year's first quarter compared to last year's first quarter. Due to its sale September 1, 2000, the Home Service Medical business operated as a business unit of Chronimed only two of the three months in this year's first quarter. Fourth, Chronimed received a settlement on a previously written down receivable account in the first quarter fiscal 2001 that created a reduction in bad debt expense against the first quarter of last year. Absolute dollars spent in the first quarter increased in the Biotech Injectables business of the Mail Order segment and in the StatScript business of the Retail segment due to an increase in variable expenses that have grown directly with revenue including StatScript pharmacies, customer service, billing and fulfillment.

INTEREST INCOME

      Net interest income increased to $2,000 in this year's first quarter with $50,000 of interest income and $48,000 of interest expense. In the first quarter of fiscal 2000 net interest expense was $23,000. Interest income increased in the first quarter of fiscal 2001 as a result of the $3.8 million note receivable from the sale of the Home Service Medical business. Although days sales outstanding on receivables was 64 days in this year's first quarter compared to 69 days in the first quarter of last year, interest expense increased from short-term borrowing to support a significantly higher revenue and asset base.

INCOME TAXES

      The Company's income tax rate was approximately 40% in the first quarter ended September 29, 2000 compared to 39% in the first quarter ended October 1, 1999. The increase in the tax rate reflects the Company's decision to provide for income tax expense at a rate slightly higher than expected in the event certain expenses are deemed to be nondeductible upon audit. The current first quarter rate of 40% is expected to continue or to be slightly higher through fiscal 2001 year-end.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $253,000 during the first quarter of fiscal 2001. Receivables increased by $543,000, net of the sale of HSM assets, due to revenue growth. The days sales outstanding (DSO) of Chronimed's accounts receivable decreased from 73 at June 30, 2000 to 64 days at September 29, 2000. This reflects focused efforts on the Company's goal of reducing DSOs to 65 days or better in fiscal 2001. The decrease in DSOs occurred in the Mail Order segment. The Injectables business within the Mail Order segment is beginning to see timing and process improvements in collections from its largest payor. Inventory increased by $470,000. Even though the Company experienced 7% sequential quarter revenue growth, days on hand inventory improved from eleven days at June 30, 2000 to ten days at September 29, 2000. The Company believes that it is properly reserved for excess and obsolete inventory. Accounts payable and accrued expenses decreased $714,000 due to timing of payments. Depreciation and amortization totaled $871,000 and the tax receivable decreased by $536,000 during the first quarter of fiscal 2001.

      Net cash generated by investing activities was $2.4 million during the first quarter of fiscal 2001. The Company received $3.0 million in proceeds from the sale of the Home Service Medical business. Capital expenditures totaled $566,000 and were for computer hardware and software, and leasebold improvements for StatScript pharmacies.

      Net cash used in financing activities was $2.5 million used to pay the balance on the line of credit. There was no balance outstanding under the line of credit at September 29, 2000 and $2.5 million outstanding as of June 30, 2000.

      As of September 29, 2000 Chronimed had working capital of $42.4 million compared to $41.0 million as of June 30, 2000. The Company expects working capital requirements for accounts receivable and inventory to increase as revenues increase. The Company's accounts receivable are generally with Payors for which the collection periods vary depending on the practices of the individual Payor and whether or not Chronimed has a contract with the Payor. Electronic billing and on-line adjudication of claims are positive trends that shorten cash collection periods and improve cash flow.

      The Company has a discretionary line of credit of $15 million. The
Company believes that the line of credit and cash provided by operating activities will allow it to meet foreseeable cash requirements and provide the flexibility to fund future growth. Any material business acquisitions would need to be financed from debt or equity sources beyond the Company's line of credit and cash flow from operations. The Company has no long-term debt. Shareholders' equity was $68.6 million at the end of this year's first quarter and $67.7 million at fiscal 2000 year-end.

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

SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and related medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when payors impose new deductible calculations). As the overall business grows, the Company expects the seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues. In addition, the sale of the Home Service Medical business will diminish the effects of seasonality in the Mail Order segment due to HSM's high degree of seasonality. In fiscal 2000, Home Service Medical's revenue was $3.4 million in the first quarter, increased 55% to $5.3 million in the second quarter, and decreased 54% to $2.4 million in the third quarter.

OUTLOOK

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. Chronimed undertakes no obligation to update any such statements to reflect later developments. Factors that could cause actual results to differ include, but are not limited to, the following: changes in economic conditions; general competitive factors; pressures on gross profit margins; the Company's ability to execute its sales and marketing plans; changes in the status of managed care contracts, particularly but not limited to Aetna U.S. Healthcare; changes in ownership; material litigation; the Company's ability to complete the divestiture of its diagnostic products business via sale or spin-off; and the risks described from time to time in the Company's public reports filed with the SEC. Please see Exhibit 99 filed with the Company's Form 10-K on September 27, 2000 for additional circumstances that could cause actual results to differ from forecasts. Investors are specifically referred to such cautionary statements for discussion of factors that could affect the Company's operations and forward-looking statements contained herein.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments as of June 30, 2000 and September 29, 2000 consisted of equity securities of Cell Robotics International, Inc., with whom the Company had a distribution and development agreement for the Lasette laser lancing device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity. The Cell Robotics securities became the property of MEDgenesis Inc. effective July 1, 2000 in association with the establishment of MEDgenesis as a wholly-owned subsidiary of Chronimed and, accordingly, are included in net assets of discontinued operations.

PART II. OTHER INFORMATION


Items 1, 2, 3, 4 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.


Item 6.  Exhibits and Reports on Form 8-K

          a.)  Exhibits

                 27.1  Financial Data Schedule

          b.)  Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CHRONIMED INC.
                                               --------------
                                                (REGISTRANT)

November 9, 2000                       By  /s/ Henry F. Blissenbach
-----------------                          ------------------------
      Date                                Henry F. Blissenbach
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors


November 9, 2000                              /s/ Gregory H. Keane
-----------------                      ---------------------------------------
      Date                                        Gregory H. Keane
                                       Vice President, Chief Financial Officer