Form 10-Q
period 2000-12-29
CHRONIMED INC
filed 2001-02-09
CIK 883813

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______ TO ______


COMMISSION FILE NUMBER 0-19952
------------------------------


                                 CHRONIMED INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                              41-1515691
     -------------------------------            ---------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)            Identification Number)

                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

        Registrant's telephone number, including area code (952) 979-3600

                              --------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value - 12,195,504 shares outstanding as of February 2, 2001


================================================================================

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           December 29, 2000 (unaudited) and June 30, 2000

                  Consolidated Statements of Income (unaudited)
                           For the three months ended December 29, 2000, and December 31, 1999;
                           For the six months ended December 29, 2000, and December 31, 1999

                  Consolidated Statements of Cash Flows (unaudited)
                           For the six months ended December 29, 2000, and December 31, 1999

                  Notes to Consolidated Financial Statements
                           December 29, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                         CHRONIMED INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION

Items 2, 3, and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 1.  Legal Proceedings

Item 4:  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits

             none

         b.) Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                           Dec 29, 2000     June 30, 2000
                                                           ------------     -------------
                                                           (Unaudited)
ASSETS
Current assets:
  Accounts receivable, (net of allowance of $1,516           $ 51,711           $ 47,352
    at Dec 29, 2000 and $1,765 at June 30, 2000)
  Income taxes receivable                                         906                774
  Inventory                                                     8,579              6,111
  Prepaid and other current assets                              1,626                848
  Deferred taxes                                                1,311              1,311
                                                             --------           --------
    Total current assets                                       64,133             56,396

Property and equipment:
  Property and equipment                                       14,821             14,889
  Allowance for depreciation                                   (8,231)            (8,338)
                                                             --------           --------
                                                                6,590              6,551

Goodwill, net                                                   8,508              9,031
Net assets of discontinued operations                          11,443             10,465
Deferred taxes                                                    508                508
Other assets                                                      139                109
                                                             --------           --------
  Total assets                                               $ 91,321           $ 83,060
                                                             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 12,176           $ 10,507
  Accrued expenses                                              2,992              2,366
  Short-term debt                                               5,300              2,500
                                                             --------           --------
    Total current liabilities                                  20,468             15,373

Shareholders' equity:
  Preferred Stock                                                  --                 --
  Common Stock, issued and outstanding shares--
    12,191 and 12,147 respectively                                122                121
  Additional paid-in capital                                   53,144             52,839
  Retained earnings                                            17,700             14,271
                                                             --------           --------
                                                               70,966             67,231
  Accumulated other comprehensive income --
   Unrealized (loss) gain on available-for-sale
     securities of discontinued operations                       (113)               456
                                                             --------           --------
    Total shareholders' equity                                 70,853             67,687

Total liabilities and shareholders' equity                   $ 91,321           $ 83,060
                                                             ========           ========


See notes to consolidated financial statements

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)


                                                                     Quarter Ended                  Six Months Ended
                                                              ----------------------------     ---------------------------
                                                              Dec 29, 2000    Dec 31, 1999     Dec 29, 2000   Dec 31, 1999
                                                              ------------    ------------     ------------   ------------
REVENUES
  Mail Order                                                    $ 39,630        $ 32,150         $ 74,469       $ 58,983
  Retail                                                          31,050          26,196           60,630         50,241
                                                                --------        --------         --------       --------
    Total Revenue                                                 70,680          58,346          135,099        109,224
        Yr to Yr Growth                                              21%                              24%

COSTS AND EXPENSES
  Cost of revenues                                                60,745          47,026          115,441         88,989
    Gross profit                                                   9,935          11,320           19,658         20,235
         % of Revenue                                              14.1%           19.4%            14.6%          18.5%

  Selling and marketing                                              667           1,059            1,772          2,253
  General and administrative                                       7,603           8,695           14,810         16,570
                                                                --------        --------         --------       --------
    Total operating expenses                                       8,270           9,754           16,582         18,823
         % of Revenue                                              11.7%           16.7%            12.3%          17.2%

INCOME FROM OPERATIONS                                             1,665           1,566            3,076          1,412
         % of Revenue                                               2.4%            2.7%             2.3%           1.3%

  Interest income                                                    133              20              183             20
  Interest (expense)                                                 (32)            (79)             (80)          (102)
  Other income                                                        (9)              0               12              0

INCOME BEFORE INCOME TAXES                                         1,757           1,507            3,191          1,330
  Income tax (expense)                                              (735)           (588)          (1,308)          (519)

INCOME FROM CONTINUING OPERATIONS                                  1,022             919            1,883            811
         % of Revenue                                               1.4%            1.6%             1.4%           0.7%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                    1,081             647            1,545          1,083

NET INCOME                                                       $ 2,103         $ 1,566          $ 3,428        $ 1,894
         % of Revenue                                               3.0%            2.7%             2.5%           1.7%

BASIC EARNINGS PER SHARE:
  Income from Continuing Operations                               $ 0.08          $ 0.08           $ 0.15         $ 0.07
  Income from Discontinued Operations                               0.09            0.05             0.13           0.09
                                                                --------        --------         --------       --------
  Net Income per share                                            $ 0.17          $ 0.13           $ 0.28         $ 0.16

DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations                               $ 0.08          $ 0.08           $ 0.15         $ 0.07
  Income from Discontinued Operations                               0.09            0.05             0.13           0.09
                                                                --------        --------         --------       --------
  Net Income per share                                            $ 0.17          $ 0.13           $ 0.28         $ 0.16

AVERAGE SHARES OUTSTANDING--BASIC                                 12,155          12,095           12,151         12,093
AVERAGE SHARES OUTSTANDING--DILUTED                               12,185          12,106           12,166         12,121


See notes to consolidated financial statements

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)


                                                                               Six Months Ended
                                                                        ------------------------------
                                                                        Dec 29, 2000      Dec 31, 1999
                                                                        ------------      ------------
OPERATING ACTIVITIES:
  Net income                                                               $ 3,428          $ 1,894
  Less income from discontinued operations                                   1,545            1,083

    Income from continuing operations                                        1,883              811

  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                          1,751            2,151
      Deferred income taxes                                                     --              (44)
      Gain on sale of business                                                 (22)              --
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (6,364)         (10,566)
        Income taxes                                                          (132)             100
        Inventory                                                           (2,900)          (1,465)
        Accounts payable                                                     1,669            1,952
        Accrued expenses                                                       512             (285)
        Prepaid and other assets                                            (1,025)             (15)
                                                                           -------          -------
      Net cash (used in) operating activities                               (4,628)          (7,361)

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                          (170)              --
  Proceeds from sale of Home Service Medical business                        3,000               --
  Purchases of property and equipment                                       (1,308)            (727)
                                                                           -------          -------
      Net cash (used in) provided by investing activities                    1,522             (727)

FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                                   306              249
  Net proceeds from borrowings                                               2,800            4,100
                                                                           -------          -------
      Net cash provided by financing activities                              3,106            4,349

CASH PROVIDED BY DISCONTINUED OPERATIONS                                        --            2,040

(Decrease) in cash and cash equivalents                                         --           (1,699)

Cash and cash equivalents at beginning of period                                --            3,312
                                                                           -------          -------

Cash and cash equivalents at end of period                                      --          $ 1,613
                                                                           =======          =======


Supplemental disclosures of non-cash investing and financing activities:

       o The Company received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business, to be paid unevenly over 42 months through March 1, 2004. The Company has recorded the note on its December 29, 2000, balance sheet, offset by the deferred gain of the same amount.

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 29, 2000, are not necessarily indicative of the results that may be expected for the year ending June 29, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2000.

       The balance sheet at June 30, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

       On October 10, 2000, Chronimed announced that it was engaged in negotiations to sell its MEDgenesis subsidiary while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC with the intent to sell its Diagnostic Products subsidiary. The Company completed the sale of MEDgenesis, its Diagnostic Products subsidiary, to Medisys PLC on January 5, 2001. Until the date of the sale, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

NOTE B--INVENTORIES

       Inventories consist primarily of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

NOTE C--PER SHARE DATA

       Basic net income per share is based on the weighted-average number of shares of common stock outstanding during the year. Diluted net income per share is based on the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of options outstanding to purchase shares of the Company's common stock. The following table sets forth the computation of basic and diluted net income per share.


$s and Shares in Thousands

                                                                 Second Quarter Ended                        Six Months Ended
                                                          --------------------------------------     -------------------------------
                                                          Dec 29, 2000         Dec 31, 1999          Dec 29, 2000       Dec 31, 1999
                                                          ------------         ------------          ------------       ------------
Numerator for basic and diluted net
    income per share - net income
          Continuing operations                              $ 1,022             $   919               $ 1,883            $   811
          Discontinued operations                              1,081                 647                 1,545              1,083
                                                             -------             -------               -------            -------
          Net Income                                         $ 2,103             $ 1,566               $ 3,428            $ 1,894
                                                             =======             =======               =======            =======

Denominator for basic net income
    per share--weighted-average shares                        12,155              12,095                12,151             12,093
Effect of dilutive securities:
    Employee stock options                                        30                  11                    15                 28
                                                             -------             -------               -------            -------

Denominator for diluted net income
    per share--weighted-average shares
    and assumed conversions                                   12,185              12,106                12,166             12,121
                                                             =======             =======               =======            =======

Basic net income per share:
        Continuing operations                                $  0.08             $  0.08               $  0.15            $  0.07
        Discontinued operations                                 0.09                0.05                  0.13               0.09
                                                             -------             -------               -------            -------
        Basic net income per share                           $  0.17             $  0.13               $  0.28            $  0.16
                                                             =======             =======               =======            =======

Diluted net income per share:
        Continuing operations                                $  0.08             $  0.08               $  0.15            $  0.07
        Discontinued operations                                 0.09                0.05                  0.13               0.09
                                                             -------             -------               -------            -------
        Diluted net income per share                         $  0.17             $  0.13               $  0.28            $  0.16
                                                             =======             =======               =======            =======

       Options to purchase 1,677,216 and 2,009,966 shares of common stock at various prices were outstanding as of the second quarter ended December 29, 2000, and year-to-date, respectively, and were excluded from the above computation of diluted net income per share. The exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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


                                                 Mail Order          Retail          Total
                                                 ----------          ------          -----
For the Quarter Ended 12/29/2000
        Revenues                                  $ 39,630          $ 31,050        $ 70,680
        Income from Operations                    $    720          $    850        $  1,570
For the Quarter Ended 12/31/1999
        Revenues                                  $ 32,150          $ 26,196        $ 58,346
        Income from Operations                    $    499          $  1,448        $  1,947

For the Six Months Ended 12/29/2000
        Revenues                                  $ 74,469          $ 60,630        $135,099
        Income from Operations                    $    164          $  2,320        $  2,484
For the Six Months Ended 12/31/1999
        Revenues                                  $ 58,983          $ 50,241        $109,224
        Income from Operations                    $    339          $  2,102        $  2,441


       The difference between segment totals and the Company's consolidated totals consists of over/under allocated corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to the Company's consolidated totals.

                                                         Second Quarter Ended                     Six Months Ended
                                                    -------------------------------        -------------------------------
                                                    Dec 29, 2000       Dec 31, 1999        Dec 29, 2000       Dec 31, 1999
                                                    ------------       ------------        ------------       ------------
Total Consolidated Revenue:                           $ 70,680           $ 58,346             $135,099          $109,224
Income from Operations:
Total for reportable segments                         $  1,570           $  1,947             $  2,484          $  2,441
Unallocated amounts:
 - Corporate G&A                                            95               (381)                 592            (1,029)
 -  Interest income                                        133                 20                  183                20
 -  Interest (expense)                                     (32)               (79)                 (80)             (102)
 -  Other income (expense)                                  (9)                --                   12                --
                                                      --------           --------             --------          --------
Income before income taxes                            $  1,757           $  1,507             $  3,191          $  1,330
                                                      ========           ========             ========          ========

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

                                                     Mail Order    Retail     Corporate     Total
                                                     ----------    ------     ---------     -----
As of 12/29/2000
              Segment Assets                           $35,814     $40,535      $3,529     $79,878
As of 6/30/2000
              Segment Assets                           $33,575     $35,408      $3,612     $72,595


NOTE E--DISCONTINUED OPERATIONS

       On October 10, 2000, Chronimed announced that it was engaged in negotiations to sell its MEDgenesis subsidiary while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC with the intent to sell its Diagnostic Products subsidiary. The Company completed the sale of MEDgenesis, its Diagnostic Products subsidiary, to Medisys PLC on January 5, 2001. Until the date of the sale, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

       On September 1, 2000, MEDgenesis paid a license transfer fee of $475,000 to Hypoguard Limited, a UK-based medical device company, which is a subsidiary of Medisys PLC. The license transfer fee allowed MEDgenesis to continue selling certain diabetes strips upon completion of its proposed spin off or sale based on technology developed by Hypoguard Limited. The license transfer fee has been included in the results of discontinued operations. The license transfer fee was paid in consideration of Hypoguard's consent to Chronimed's assignment of a technology license to MEDgenesis in connection with the establishment of MEDgenesis as a wholly-owned subsidiary of Chronimed.

       The discontinued operations represented by MEDgenesis contributed net income after tax of $1.1 million or nine cents per share in the second quarter and $1.5 million or thirteen cents per share for the six months ended December 29, 2000. This compares to net income after tax of $647,000 or five cents per share in last year's second quarter and $1.1 million or nine cents per share for the six months ended December 31, 1999. Revenue for MEDgenesis was $9.8 million, up 12 percent from last year's second quarter of $8.8 million. Revenue for the six months ended December 29, 2000 was $18.9 million, up 12 percent from $16.8 million for the six months ended December 31, 1999.

NOTE F--SALE OF HOME SERVICE MEDICAL BUSINESS

       Chronimed sold its Home Service Medical ("HSM") subsidiary on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. HSM is a direct to consumer, mail-order catalog business that contributed $15.0 million in revenue and $1.3 million in pre-tax operating income to Chronimed's total results for the fiscal year ended June 30, 2000. The Company received $2.7 million in cash ($3.0 million at close less a $300,000 working capital adjustment paid to the buyer on December 1, 2000) and a $3.8 million subordinated note maturing in 42 months and bearing an annual interest rate of 11%.

       Chronimed deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The gain will be deferred until principal payments under the promissory note are received. Principal payments on the note are due as follows: $1.0 million on September 1, 2002; $1.0 million on September 1, 2003; and $1.8 million on March 1, 2004. The Company recorded the $3.8 million deferred gain on the balance sheet as a deduction to notes receivable.

       Based on the terms of the HSM asset purchase agreement, Express-Med, Inc. will pay quarterly installments of accrued interest beginning March 1, 2001, and annual $1 million installments of principal beginning September 1, 2002. The entire outstanding balance of principal and interest becomes due on March 1, 2004. Given that there is no guarantee that Express-Med will be able to repay the note and the long-term nature of the note, as stated above, Chronimed will defer recognition of the gain on its income statement until the cash is collected or deemed to be fully collectible. Chronimed believes that Express-Med, Inc. will be able to fund the interest payments and therefore, the Company will accrue the interest receivable monthly as earned.

NOTE G--SIGNIFICANT CONCENTRATIONS

       Within the Mail Order segment, a major payor with whom Chronimed has a contract (represented as two major payors that merged into one during calendar year 1999) represented 38% of the Company's revenue in the second quarter of fiscal 2001 and 36% for the six months ended December 29, 2000. This compares to 26% in the second quarter of fiscal 2000 and 25% for the six months ended December 31,1999.

NOTE H--SUBSEQUENT EVENTS

       On January 5, 2001, Chronimed completed the sale of its Diagnostic Products subsidiary, MEDgenesis, to Medisys PLC of Woodbridge, Suffolk, England for $39.975 million. The $39.975 million received from the sale was comprised of $30.475 million in cash and $9.500 million in Medisys PLC common stock. The sale price is subject to certain adjustments based on the closing date balance sheet under the provision of the Asset Purchase Agreement. Refer to the Form 8-K filed with the SEC, dated January 5, 2001, that reports the sale and provides pro forma financial statements.

       On February 2, 2001, Chronimed acquired the retail operations of American Prescription Providers, Inc. ("APP"), a provider of specialty pharmaceutical products for people with chronic conditions such as HIV/AIDS and organ transplant. Chronimed paid cash for substantially all of the assets, excluding accounts receivable. A Form 8-K will be filed with the SEC on or before February 17, 2001.

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

       The Company distributes its pharmaceuticals and ancillary products by mail and through its StatScript retail pharmacy chain. The patient populations for which the Company's services are most effective include persons who:

       o Have illnesses that generally occur in less than one percent of the nation's population;

       o Require high-cost, complex medications, the majority of which must be taken for the rest of the patient's life and are not always available through traditional retail pharmacies;

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

DISCONTINUED OPERATIONS

       On October 10, 2000 Chronimed announced that it was engaged in negotiations to sell its MEDgenesis subsidiary while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC and completed the sale on January 5, 2001. The Diagnostic Business had been operated by Chronimed's wholly-owned subsidiary, MEDgenesis Inc., since July 1, 2000. Until the date of sale, January 5, 2001, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes.

CONTINUING OPERATIONS

REVENUES

       Chronimed is comprised of two operating segments, Mail Order and Retail, reflecting the business and how it is managed and resourced. The Mail Order segment currently includes the Biotech Injectables program and Organ Transplant Pharmacy, and prior to September 1, 2000, also included Home Service Medical
(HSM). (Chronimed sold the Home Service Medical business on September 1, 2000. See Note F of Notes to Consolidated Statements). The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line which was written off in the quarter ended March 31, 2000.

       Total revenue increased 21%, from $58.3 million to $70.7 million, for the second quarter ended December 31, 1999, and December 29, 2000, respectively. For the six months ended December 31, 1999, and December 29, 2000, total revenue increased 24% from $109.2 million to $135.1 million. The contribution each segment made to total revenue is discussed below.

       Mail Order segment revenue grew $7.5 million and 23% over last year's second quarter, from $32.2 million to $39.6 million. Year to date revenue grew $15.5 million from $59.0 million to $74.5 million for the six months ended December 31, 1999, and December 29, 2000, respectively. The growth was primarily from the addition of new patients from the Biotech Injectables contract with Aetna U.S. Healthcare that became effective July 15, 2000. The Mail Order growth was partially offset by the sale of the Home Service Medical business during the first quarter of fiscal year 2001. HSM revenue was $5.3 million for the second quarter ended December 31, 1999, with no HSM revenue for the second quarter ended December 29, 2000. Revenue from the HSM business decreased $6.6 million from $8.8 million to $2.2 million for the six months ended December 31, 1999, and December 29, 2000, respectively.

       Retail segment revenue grew $4.9 million and 19% over last year's second quarter, from $26.2 million to $31.0 million. Year to date revenue grew $10.4 million from $50.2 million to $60.6 million for the six months ended December 31, 1999, and December 29, 2000, respectively. The StatScript retail operations grew $5.5 million and 21% in revenue over last year's second quarter. The StatScript Pharmacy grew $11.3 million and 23% in revenue in the six months ended December 29, 2000, compared to the first six months of fiscal 2000 despite last year's slowdown in store openings. The slowed store growth was due to the Company's fiscal 2000 focus on exploring strategic alternatives. Existing stores contributed 75% of the revenue growth for the six months ended December 29, 2001, compared to 40% of the growth for the six months ended December 31, 1999. New stores contributed 25% of the revenue growth for the six months ended December 29, 2000, compared to 60% of the growth for the six months ended December 31, 1999. StatScript's growth was partially offset by a $600,000 decline over last year's second quarter revenue due to the fiscal 2000 exit from the Clinical Partners case management line. Revenue from Clinical Partners business decreased $900,000 in the six months ended December 29, 2000, compared to the same period in the prior year.

       The Company expects revenue for the year to be approximately $285 million. This would represent 35 percent revenue growth in fiscal 2001 against an adjusted fiscal 2000 revenue stream of $211 million (both years having been adjusted for the September 2000 sale of the Home Service Medical business). The Company's ability to maintain and add contracts and acquire new patients in its Mail Order business is important to this projection. The Company's expectation to open four or more retail pharmacies this year, including the addition of the American Prescription Providers, Inc. retail pharmacy business just acquired on February 2, 2001, resulting in at least 36 pharmacies by fiscal 2001 year-end, is also important to this projection. The Company believes that its supplier inputs and pharmacy fulfillment rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

       Gross profit dollars for the second quarter decreased $1.4 million or 12%, from $11.3 million last year to $9.9 million this year. Year to date gross profit dollars decreased $500,000 or 3%, from $20.2 million last year to $19.7 million this year. The sale of the HSM business reduced margin dollars $1.6 million in the three months ended December 29, 2000, and $2.2 million for the six months ended December 29, 2000, compared to the same periods in the prior year. This decrease was partially offset by increased margin dollars in the remaining Mail Order business resulting from higher revenues.

       Second quarter gross profit percentage decreased from 19.4% last year to 14.1% this year. Year to date gross profit percentage decreased from 18.5% to 14.6% for the six months ended December 31, 1999, and December 29, 2000, respectively. Approximately 1.2 percentage points of the gross profit decline was due to the sale of HSM and its higher gross profit percentage relative to the rest of the business. The remaining decrease in gross profit percentage was due to reduced margins in both the Mail Order and Retail businesses. The Company is experiencing ongoing pressure from payors, including HMOs, insurance companies, and the government, to provide products and services at lower reimbursement rates. The Company expects continued margin pressure in both the Mail Order and Retail businesses. In the Retail business in particular, the Company has noticed a recent decline in reimbursement rates from a few significant indemnity payors that has resulted in decreased gross margins.

SELLING AND MARKETING EXPENSES

       Overall selling and marketing expenses in the second quarter were down approximately $390,000 and 37% compared to last year's second quarter, on revenue growth of 21%. Year to date selling and marketing expenses were down $480,000 and 21% compared to last year's first six months on overall revenue growth of 24%. As a percentage of revenue, selling and marketing expenses dropped from 1.8% in last year's second quarter to .9% in this year's second quarter. The percentage dropped from 2.1% in last year's first six months to 1.3% in this year's first six months. Selling and marketing expenses decreased as a result of the Home Service Medical sale in the first quarter of fiscal year 2001 and the discontinuance of the Clinical Partners contract/case management line in the third quarter of fiscal 2000. The decrease totaled $500,000 for the fiscal 2001 second quarter compared to last year's second quarter, and $700,000 for the six months ended December 29, 2000, compared to the same period in the prior year. This decrease was partially offset by expanded selling efforts in the Mail Order segment of approximately $100,000 in second quarter and $175,000 for the six months ended December 29, 2000, compared to the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative (G&A) expenses for the second quarter totaled $7.6 million, down from $8.7 million last year. As a percentage of revenue, G&A expenses decreased from 14.9% last year to 10.8% this year. Year to date expenses were down $1.8 million from $16.6 million to $14.8 million for the six months ended December 31, 1999, and December 29, 2000, respectively. As a percentage of revenue, year to date G&A expenses decreased from 15.2% last year to 11.0% this year. Total G&A expenses decreased for several reasons. First, Chronimed incurred $470,000 of costs related to the Company's pursuit of strategic alternatives in the second quarter of fiscal 2000 and $880,000 for the six months ended December 31, 1999. The Company incurred no such related costs for the six months ended December 29, 2000. When Chronimed announced its intention to spin off its Diagnostic Products business in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives with PaineWebber. Second, G&A costs decreased approximately $400,000 within the Clinical Partners case management and strategic services lines in the Retail segment in last year's second quarter and decreased $1.1 million for the six months ended December 31, 2000. The Clinical Partners case management line was written off and shut down in the third quarter of fiscal 2000. Third, the Home Service Medical ("HSM") business within the Mail Order segment incurred $350,000 less in G&A expenses during this year's second quarter compared to the same period last year. Year to date HSM G&A expenses were down $450,000 for the six months ended December 29, 2000, compared to the six months ended December 31, 1999. Due to its sale September 1, 2000, the HSM business operated as a business unit of Chronimed only two of the six months for the six months ended December 29, 2000. Fourth, bad debt expense for the second quarter ended December 29, 2000, totaled $424,000 or .6 percent of revenue, compared to $1.1 million, or 1.9 percent of revenue, in the second quarter of fiscal year 2000. For the six months ended December 29, 2000, bad debt expense totaled $510,000, or .4% of revenue, compared to $1.8 million, or 1.7% of revenue, for the six months ended December 31, 1999. There are two primary reasons for this year over year decline in bad debt expense. First, Chronimed received a settlement in the first quarter of fiscal 2001 on an account that had previously been charged $250,000 to bad debt expense. Second, Chronimed built in building its bad debt reserve in fiscal 2000 in anticipation of collection issues that have yet to fully materialize in fiscal 2001.

       Absolute dollars spent on G&A in the six months ended December 29, 2000, increased over last year both in the Mail Order segment and in the StatScript business of the Retail segment. This increase is due to an increase in variable expenses that have grown directly with revenue including StatScript pharmacy operations, customer service, billing and fulfillment.

INTEREST INCOME AND INTEREST EXPENSE

       Net interest income increased to $101,000 in the second quarter of fiscal 2001 with $133,000 of interest income and $32,000 of interest expense. In the second quarter of fiscal 2000, net interest expense totaled $59,000 with $20,000 interest income and $79,000 of interest expense. Net interest income increased from net interest expense of $82,000 in last year's first six months to net interest income of $103,000 in this year's first six months. Interest income increased in the second quarter of fiscal 2001 and year to date compared to the prior year primarily as a result of the $3.8 million note receivable from the sale of the Home Service Medical business in the first quarter of fiscal 2001.

INCOME TAXES

       The Company's income tax rate was approximately 42% for the second quarter ended December 29, 2000, and 40% in the first quarter ended September 29, 2000, resulting in a fiscal 2001 year to date rate of 41%. The income tax rate for the same periods last year was 39%. The increase in the tax rate reflects certain non-deductible transaction and other related expenses that result in a slightly higher rate. The fiscal year 2001 year to date rate of 41% is expected to continue through fiscal 2001 year-end.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities was $4.6 million for the six months ended December 29, 2000. Receivables increased by $6.4 million, net of the sale of HSM assets, due to revenue growth and the timing of collections. The days sales outstanding (DSO) of Chronimed's accounts receivable was 73 days at June 30, 2000 compared to 67 days at December 29, 2000. This reflects focused efforts on the Company's goal of reducing DSOs to 65 days or better in fiscal 2001. The decrease in DSOs occurred in the Mail Order segment. The Mail Order segment experienced timing and process improvements in collections from its largest payor in the first quarter of fiscal 2001. The Mail Order segment has also made some process improvements that have accelerated the timing of collections. Inventory increased by $2.9 million due to revenue growth and the timing of purchases. Days on hand inventory was at eleven days at June 30, 2000, and at ten days at December 29, 2000. Accounts payable and accrued expenses increased $2.2 million and other assets increased $1.0 million due to timing of payments. Depreciation and amortization totaled $1.8 million for the six months ended December 29, 2000.

       Net cash generated by investing activities was $1.5 million for the six months ended December 29, 2000. The Company received $3.0 million in proceeds from the sale of the Home Service Medical business in the first quarter of fiscal 2001. Cash used in investing activities consisted of $170,000 for acquisitions and $1.3 million for capital expenditures primarily for leasehold improvements for StatScript pharmacies and for information systems.

       Net cash provided by financing activities totaled $3.1 million for the six months ended December 29, 2000. Financing activities provided cash in the amount of $2.8 million from short-term borrowing on the line of credit and $306,000 from the issuance of common stock under employee stock option and purchase programs.

       As of December 29, 2000 Chronimed had working capital of $43.7 million compared to $41.0 million as of June 30, 2000. The Company expects working capital requirements for accounts receivable and inventory to increase as revenues increase. The Company's accounts receivable are generally with payors for which the collection periods vary depending on the practices of the individual payor and whether or not Chronimed has a contract with the payor. The Company's inventory is purchased primarily from a large wholesaler, as well as from specific manufacturers. Should the Company's purchasing mix shift more to direct purchases from manufacturers, its inventory requirements could increase. However, the Company believes that any increase in its inventory requirements from manufacturers would likely be offset by extended payment terms, resulting in a neutral to positive impact on cash flow.

       The Company sold its MEDgenesis subsidiary to Medisys PLC on January 5, 2001. The $39.975 million received from the sale consisted of $30.475 million in cash and $9.5 million in Medisys common stock. The Company is in the process of converting the stock to cash through regular sales with potential investment gain or loss on the sale. The Company expects to ultimately net approximately $25 million in after-tax proceeds from the sale of MEDgenesis. The Company plans to use the proceeds to support its high-growth revenue plans, including working capital expansion and potential acquisitions, including the just-announced February 2, 2001, purchase of American Prescription Providers, Inc. retail specialty pharmacies (see Note H). The Company has a discretionary line of credit of $15 million and has no long-term debt. Shareholder's equity was $70.9 million at the end of this year's second quarter and $67.7 million at fiscal 2000 year-end.

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

SEASONALITY

       The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenues in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenues and earnings comes from the acceleration of purchases of prescription drugs and related medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when payors impose new deductible calculations). As the overall business grows, the Company expects the seasonal pattern will soften and that third quarter revenues will be the same as or higher than second quarter revenues. In addition, the sale of the Home Service Medical business on September 1, 2000, will diminish the effects of seasonality in the Mail Order segment due to HSM's high degree of seasonality. In fiscal 2000, Home Service Medical's revenue was $3.4 million in the first quarter, increased 55% to $5.3 million in the second quarter, and decreased 54% to $2.4 million in the third quarter.

OUTLOOK

       Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. Chronimed undertakes no obligation to update any such statements to reflect later developments. Factors that could cause actual results to differ include, but are not limited to, the following: changes in economic conditions; general competitive factors; pressures on gross profit margins in both the Mail Order and Retail segments; the Company's ability to execute its sales and marketing plans; changes in the status of managed care contracts, particularly but not limited to Aetna U.S. Healthcare; changes in ownership; material litigation; and the risks described from time to time in the Company's public reports filed with the SEC. Please see Exhibit 99 filed with the Company's Form 10-K on September 27, 2000 for additional circumstances that could cause actual results to differ from forecasts. Investors are specifically referred to such cautionary statements for discussion of factors that could affect the Company's operations and forward-looking statements contained herein.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments as of June 30, 2000 and December 29, 2000, consisted of equity securities of Cell Robotics International, Inc., with whom the Company had a distribution and development agreement for the Lasette laser lancing device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity. The Cell Robotics securities became the property of MEDgenesis Inc. effective July 1, 2000, in association with the establishment of MEDgenesis as a wholly-owned subsidiary of Chronimed and, accordingly, are included in net assets of discontinued operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

       The Company is not involved in any reportable litigation. On December 8, 2000, the Company entered an agreement settling a patent infringement action involving Bayer Corporation and the Company's discontinued operation, MEDgenesis, Inc. The United States District Court, District of Minnesota, entered an order approving the settlement and dismissing the action on December 26, 2000.

Item 4:  Submission of Matters to a Vote of Security Holders.

       Three matters were submitted to a vote at the Annual Meeting of Shareholders held November 14, 2000, and reconvened December 8, 2000. The voting results on the three matters considered at the meeting are stated below.

Matter 1: Election of Directors

       The director nominees described in the Company's Proxy Statement were elected as follows:

                                                                    For               Withhold
                                                                    ---               --------
       John Howell Bullion        Class III, three year term     10,316,857            845,905
       David R. Hubers            Class III, three year term     10,390,357            772,405

       The term for director John H. Flittie expires at the 2001 Annual Meeting of shareholders. The terms for directors Henry F. Blissenbach and Charles V. Owens, Jr. expire at the Annual Meeting of shareholders to be held in 2002.

       Stuart A. Samuels and Thomas F. Heaney were appointed to the Board of Directors by election of the sitting directors effective November 13, 2000, to fill vacancies. The term for director Stuart A. Samuels expires at the 2001 Annual Meeting of shareholders. The term for Thomas F. Heaney expires at the Annual Meeting of shareholders to be held in 2002.

Matter 2: Appointment of Independent Auditors

       The appointment of Ernst & Young LLP as Independent Auditors for the 2001 fiscal year was ratified as follows:

       For               Against          Abstain           Broker Non-vote
       ---               -------          -------           ---------------
   10,857,068            246,464           59,240                  0

Matter 3: Approval of the Chronimed Inc. 2001 Stock Incentive Plan

       The 2001 Stock Incentive Plan deems available 760,296 un-issued shares authorized under existing plans and designates 1,000,000 newly authorized shares for grant issuance. The Chronimed Inc. 2001 Stock Incentive Plan was approved as follows:

       For               Against          Abstain           Broker Non-vote
       ---               -------          -------           --------------
    4,103,861           2,430,386         36,906               4,591,609

Item 6. Exhibits and Reports on Form 8-K

       a.)    Exhibits

              none

       b.)    Reports on Form 8-K

              The Company filed the following reports on Form 8-K during the second quarter ended December 29, 2000 and in the third quarter to the date of this report:

              Form 8-K dated November 14, 2000 Item 5. Other Events

                     The Form 8-K provided historical income statements for Chronimed's Home Service Medical Business. Chronimed sold the Home Service Medical Business in the first quarter of fiscal year 2001. The sale was not a material divestiture requiring financial statement disclosure.

              Form 8-K dated December 18, 2000 Item 5. Other Events

                     The Form 8-K reported that Chronimed had entered into an Asset Purchase Agreement on December 1, 2000, with Medisys PLC with the intent to sell the assets of its Diagnostic Products subsidiary, MEDgenesis.

              Form 8-K dated January 5, 2001 Item 2. Acquisition or Disposition of Assets

                     The Form 8-K reported the completed sale of Chronimed's Diagnostic Products subsidiary, MEDgenesis, to Medisys PLC, and provided proforma financial statements.

Note: Items 2, 3, and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CHRONIMED INC.
                                       (REGISTRANT)

February 9, 2001                      By /s/ Henry F. Blissenbach
----------------                         --------------------------------------
      Date                               Henry F. Blissenbach
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


February 9, 2001                         /s/ Gregory H. Keane
----------------                         --------------------------------------
      Date                               Gregory H. Keane
                                         Vice President, Chief Financial Officer