Form 10-Q
period 2001-03-30
CHRONIMED INC
filed 2001-05-14
CIK 883813

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 0-19952

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                              41-1515691
    -------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343

                    (Address of principal executive offices)
                                   (Zip Code)

        Registrant's telephone number, including area code (952) 979-3600

                        -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value - 12,314,910 shares outstanding as of April 30, 2001

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets
                  March 30, 2001 (unaudited) and June 30, 2000

              Consolidated Statements of Income (unaudited)
                  For the three months ended March 30, 2001, and March 31, 2000; For the nine months ended March 30, 2001, and March 31, 2000

              Consolidated Statements of Cash Flows (unaudited)
                  For the nine months ended March 30, 2001, and March 31, 2000

              Notes to Consolidated Financial Statements
                  March 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                         CHRONIMED INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Items 1 - 5 required under Part II have been omitted since they are not applicable or the answers are negative.

Item 6.   Exhibits and Reports on Form 8-K

         a.)      Exhibits

                  10.1 Separation and Release Agreement effective January 5, 2001, between the Company and Maurice R. Taylor, II

                  10.2     Maurice R. Taylor, II, Promissory Note dated
                           July 24, 2000

         b.)      Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


CHRONIMED INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                              March 30, 2001           June 30, 2000
                                                              --------------           -------------
ASSETS                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                    $   9,662                 $      --
  Available-for-sale securities                                    2,541                        --
  Accounts receivable (net of allowance of $1,075                 56,556                    47,352
      at March 30, 2001, and $1,765 at June 30, 2000)
  Income taxes receivable                                             --                       774
  Inventory                                                        6,661                     6,111
  Other current assets                                             1,105                       848
  Deferred taxes                                                   1,311                     1,311
                                                               ---------                 ---------
    Total current assets                                          77,836                    56,396

Property and equipment:
  Property and equipment                                          16,229                    14,889
  Allowance for depreciation                                      (9,226)                   (8,338)
                                                               ---------                 ---------
                                                                   7,003                     6,551

Goodwill, net                                                     23,828                     9,031
Net assets of discontinued operations                                 --                    10,465
Deferred taxes                                                       508                       508
Other assets                                                         156                       109
                                                               ---------                 ---------
  Total assets                                                 $ 109,331                 $  83,060
                                                               =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $  13,353                 $  10,507
  Accrued expenses                                                 3,243                     2,366
  Income taxes payable                                             8,794                        --
  Short-term debt                                                     --                     2,500
                                                               ---------                 ---------
    Total current liabilities                                     25,390                    15,373

Shareholders' equity:
  Preferred Stock                                                     --                        --
  Common Stock, issued and outstanding shares--
    12,295 and 12,147 respectively                                   123                       121
  Additional paid-in capital                                      54,687                    52,839
  Retained earnings                                               31,417                    14,271
                                                               ---------                 ---------
                                                                  86,227                    67,231
  Accumulated other comprehensive income --
   Unrealized (loss) gain on available-for-sale securities        (2,286)                      456
                                                               ---------                 ---------
    Total shareholders' equity                                    83,941                    67,687

Total liabilities and shareholders' equity                     $ 109,331                 $  83,060
                                                               =========                 =========

See notes to consolidated financial statements

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

                                                                   QUARTER ENDED                         NINE MONTHS ENDED
                                                                   -------------                         -----------------
                                                         MARCH 30, 2001      MARCH 31, 2000      MARCH 30, 2001     MARCH 31, 2000
                                                         --------------      --------------      --------------     --------------
Revenues
  Mail Order                                               $  39,422           $  29,386           $ 113,891           $  88,369
  Retail                                                      39,921              28,210             100,551              78,451
                                                           ---------           ---------           ---------           ---------
    Total Revenue                                             79,343              57,596             214,442             166,820
            Yr to Yr Growth                                       38%                                     29%

COSTS AND EXPENSES
  Cost of revenues                                            68,863              47,463             184,304             136,452
    Gross profit                                              10,480              10,133              30,138              30,368
             % of Revenue                                       13.2%               17.6%               14.1%               18.2%

  Selling and marketing                                          700               1,127               2,472               3,380
  General and administrative                                   8,230               7,604              23,040              24,174
  Other expense - Clinical Partners write-off                     --               5,500                  --               5,500
                                                           ---------           ---------           ---------           ---------
    Total operating expenses                                   8,930              14,231              25,512              33,054
             % of Revenue                                       11.3%               24.7%               11.9%               19.8%

INCOME (LOSS) FROM OPERATIONS                                  1,550              (4,098)              4,626              (2,686)
             % of Revenue                                        2.0%              -7.1%                 2.2%              -1.6%

  Interest income                                                289                   8                 472                  28
  Interest (expense)                                             (11)                (51)                (91)               (153)
  Other (expense)                                               (250)                 --                (238)                 --

INCOME (LOSS) BEFORE INCOME TAXES                              1,578              (4,141)              4,769              (2,811)
  Income tax (expense) benefit                                  (615)              1,615              (1,923)              1,096

INCOME (LOSS) FROM CONTINUING OPERATIONS                         963              (2,526)              2,846              (1,715)
             % of Revenue                                        1.2%              -4.4%                 1.3%              -1.0%

DISCONTINUED OPERATIONS

(Loss) Income from Discontinued Operations, net of tax           (81)                635               1,464               1,718
Gain on sale of Discontinued Operations, net of tax           12,836                  --              12,836                  --
                                                           ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                          $  13,718           $  (1,891)          $  17,146           $       3
                                                           =========           =========           =========           =========
             % of Revenue                                       17.3%              -3.3%                 8.0%                0.0%

BASIC EARNINGS (LOSS) PER SHARE:

  Income (Loss) from Continuing Operations                 $    0.08           $   (0.21)          $    0.23           $   (0.14)
  Income/Gain from Discontinued Operations                      1.04                0.05                1.18                0.14
                                                           ---------           ---------           ---------           ---------
  Net Income (Loss) per share                              $    1.12           $   (0.16)          $    1.41           $    0.00

DILUTED EARNINGS (LOSS) PER SHARE:

  Income (Loss) from Continuing Operations                 $    0.08           $   (0.21)          $    0.23           $   (0.14)
  Income/Gain from Discontinued Operations                      1.00                0.05                1.16                0.14
                                                           ---------           ---------           ---------           ---------
  Net Income (Loss) per share                              $    1.08           $   (0.16)          $    1.39           $    0.00

AVERAGE SHARES OUTSTANDING--BASIC                             12,222              12,133              12,174              12,106
AVERAGE SHARES OUTSTANDING--DILUTED                           12,670              12,133              12,341              12,106

See notes to consolidated financial statements.

CHRONIMED INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                        March 30, 2001      March 31, 2000
                                                                        --------------      --------------
OPERATING ACTIVITIES:
  Net income                                                               $ 17,146            $      3
  Less income/gain from discontinued operations                              14,300               1,718

  Income (loss) from continuing operations                                    2,846              (1,715)

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                           3,113               3,229
      Gain on sale of business                                                  (22)                 --
      Loss on sale of available-for-sale securities                             250                  --
      Write-off of Clinical Partners contract management line                    --               5,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (10,347)            (11,117)
        Income taxes                                                         (1,379)             (2,397)
        Inventory                                                              (495)             (1,340)
        Accounts payable                                                      2,846              (1,435)
        Accrued expenses                                                       (550)                138
        Other assets                                                           (661)                656
                                                                           --------            --------

      Net cash used in operating activities                                  (4,399)             (8,481)

INVESTING ACTIVITIES:

  Acquisitions                                                              (16,127)                 --
  Proceeds from sale of Home Service Medical Business                         3,000                  --
  Purchases of property and equipment                                        (2,431)             (1,002)
  Sale of available-for-sale securities                                       4,423                  --
                                                                           --------            --------

      Net cash used in investing activities                                 (11,135)             (1,002)

FINANCING ACTIVITIES:

  Net proceeds from issuance of Common Stock                                    913                 264
  Net (repayments) proceeds from borrowings                                  (2,500)              4,200
                                                                           --------            --------

      Net cash (used in) provided by financing activities                    (1,587)              4,464

CASH PROVIDED BY DISCONTINUED OPERATIONS                                     26,783               2,240
                                                                           --------            --------

Increase (decrease) in cash and cash equivalents                              9,662              (2,779)
Cash and cash equivalents at beginning of period                                 --               3,312
                                                                           --------            --------

Cash and cash equivalents at end of period                                 $  9,662            $    533
                                                                           ========            ========

Supplemental disclosures of non-cash investing and financing activities:

         The Company received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business to be paid unevenly over 42 months through March 1, 2004. The Company has recorded the note on its March 30, 2001, balance sheet, offset by the deferred gain of the same amount.

         The Company received $9.5 million of Medisys PLC common stock in the sale of its Diagnostic Products subsidiary.

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2000.

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

         On October 10, 2000, Chronimed announced that it was engaged in negotiations to sell its Diagnostic Products subsidiary, MEDgenesis Inc., while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC and on January 5, 2001, the Company completed the sale of MEDgenesis to Medisys. Chronimed has classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis, other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

NOTE B -- INVENTORIES

         Inventories consist primarily of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

NOTE C -- PER SHARE DATA

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

$s and Shares in Thousands

                                                    Third Quarter Ended                  Nine Months Ended
                                             --------------------------------     --------------------------------
                                             March 30, 2001    March 31, 2000     March 30, 2001    March 31, 2000
                                             --------------    --------------     --------------    --------------
Numerator for basic and diluted net
     income per share - net income
           Continuing operations                 $    963          $ (2,526)          $  2,846          $ (1,715)
           Discontinued operations                 12,755               635             14,300             1,718
                                                 --------          --------           --------          --------
           Net Income                            $ 13,718          $ (1,891)          $ 17,146          $      3
                                                 ========          ========           ========          ========

Denominator for basic net income
     per share--weighted-average shares            12,222            12,133             12,174            12,106
Effect of dilutive securities:
     Employee stock options                           448                --                167                --
                                                 --------          --------           --------          --------

Denominator for diluted net income
     per share--weighted-average shares
     and assumed conversions                       12,670            12,133             12,341            12,106
                                                 ========          ========           ========          ========

Basic net income per share:
         Continuing operations                   $   0.08          $  (0.21)          $   0.23          $  (0.14)
         Discontinued operations                     1.04              0.05               1.18              0.14
                                                 --------          --------           --------          --------
         Basic net income per share              $   1.12          $  (0.16)          $   1.41          $     --
                                                 ========          ========           ========          ========

Diluted net income per share:
         Continuing operations                   $   0.08          $  (0.21)          $   0.23          $  (0.14)
         Discontinued operations                     1.00              0.05               1.16              0.14
                                                 --------          --------           --------          --------
         Diluted net income per share            $   1.08          $  (0.16)          $   1.39          $     --
                                                 ========          ========           ========          ========

         Options to purchase 220,130 and 1,138,780 shares of common stock at various prices were outstanding as of the third quarter ended March 30, 2001, and year-to-date, respectively, and were excluded from the above computation of diluted net income per share. The exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE D -- BUSINESS SEGMENT INFORMATION

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

                                                                           Mail Order          Retail            Total
                                                                           ----------        ----------        ---------
For the Quarter Ended 3/30/2001
       Revenues                                                              $39,422           $39,921          $79,343
       Income from Operations                                                    197             1,280            1,477
For the Quarter Ended 3/31/2000
       Revenues                                                              $29,386           $28,210          $57,596
       Income from Operations                                                   (245)           (4,140)          (4,385)
       Income from Ops. - excluding Clinical Partners write-off                 (245)            1,360            1,115

For the Nine Months Ended 3/30/2001
       Revenues                                                             $113,891          $100,551         $214,442
       Income from Operations                                                    361             3,600            3,961
For the Nine Months Ended 3/31/2000
       Revenues                                                              $88,369           $78,451         $166,820
       Income from Operations                                                     94            (2,038)          (1,944)
       Income from Ops. - excluding Clinical Partners write-off                   94             3,462            3,556

         The difference between segment totals and the Company's consolidated totals consists of over/under allocated corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to the Company's consolidated totals.

                                                     Quarter Ended                                 Nine Months Ended
                                         ----------------------------------------       ---------------------------------------
                                          March 30, 2001        March 31, 2000           March 30, 2001        March 31, 2000
                                         ------------------    ------------------       ------------------    -----------------
Total Consolidated Revenue:                        $79,343               $57,596                 $214,442             $166,820

INCOME FROM OPERATIONS

Total for reportable segments                        1,477                (4,385)                   3,961               (1,944)
Unallocated amounts:
 -  Corporate G&A                                       73                   287                      665                 (742)
 -  Interest income                                    289                     8                      472                   28
 -  Interest (expense)                                 (11)                  (51)                     (91)                (153)
 -  Other income (expense)                            (250)                    -                     (238)                   -
                                         ------------------    ------------------       ------------------    -----------------
Income before income taxes                          $1,578               ($4,141)                  $4,769              ($2,811)
                                         ==================    ==================       ==================    =================

         Several changes in segment assets have occurred since June 30, 2000. First, Chronimed sold the Home Service Medical business to Express-Med, Inc. on September 1, 2000. The approximate net book value of the Home Service Medical business was $3.0 million as of June 30, 2000. The assets of the Home Service Medical business are included in the Mail Order segment. Second, the Company acquired the retail operations of American Prescription Providers, Inc. ("APP") on February 2, 2001. APP assets are included in the Retail Segment. Third, the Company sold its MEDgenesis subsidiary on January 5, 2001. The net proceeds from the sale not yet invested in the Mail and Retail segments as of March 30, 2001, are recorded as a Corporate item in the table below. Net assets of discontinued operations as of June 30, 2000, totaling $10.5 million are excluded from segment assets as of June 30, 2000. The following table presents assets by reportable segment.

                            Mail Order      Retail       Corporate        Total
                            ----------    ----------    -----------    -----------
As of 3/30/2001
     Segment Assets          $ 30,830      $ 62,840      $  15,661      $ 109,331

As of 6/30/2000
     Segment Assets          $ 33,575      $ 35,408      $   3,612      $  72,595

NOTE E -- DISCONTINUED OPERATIONS

         On October 10, 2000, Chronimed announced that it was engaged in negotiations to sell its Diagnostic Products subsidiary, MEDgenesis Inc., while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC of Woodbridge, Suffolk, England and on January 5, 2001, the Company completed the sale of MEDgenesis to Medisys. Chronimed has classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis, other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

         On September 1, 2000, MEDgenesis paid a license transfer fee of $475,000 to Hypoguard Limited, a UK-based medical device company, which is a subsidiary of Medisys PLC. The license transfer fee allowed MEDgenesis to continue selling certain diabetes strips upon completion of its proposed spin-off or sale based on technology developed by Hypoguard Limited. The license transfer fee has been included in the results of discontinued operations. The license transfer fee was paid in consideration of Hypoguard's consent to Chronimed's assignment of a technology license to MEDgenesis in connection with the establishment of MEDgenesis as a wholly-owned subsidiary of Chronimed.

         Chronimed received $39.975 million from the sale of its Diagnostic Products subsidiary, MEDgenesis, to Medisys. The $39.975 million received consisted of $30.475 million in cash and $9.500 million in Medisys common stock. The sale price is subject to certain adjustments based on the closing date balance sheet, such adjustments likely to be made and settled upon in Chronimed's fiscal fourth quarter ending June 29, 2001. Refer to the Form 8-K dated January 5, 2001, filed with the SEC, that reports the sale and provides pro forma financial statements.

         The following shows the calculation of the reported gain from the sales transaction:

(in thousands)

Purchase price proceeds                                               $  39,975
Less estimated transaction and other related costs                       (4,484)
Less estimated net book value of assets                                 (12,575)
                                                                      ----------
Estimated gain before income taxes                                       22,916
Less estimated income taxes                                             (10,080)
                                                                      ----------

Estimated gain                                                        $  12,836
                                                                      ==========

         The following shows the estimated transaction costs:

(in thousands)

Contract assignment costs                                             $  (1,000)
Miscellaneous acquisition costs                                          (1,320)
Severance (see Note I of Notes to Consolidated Statements)               (2,164)
                                                                      ----------

Estimated transaction and other related costs                         $  (4,484)
                                                                      ==========

         Chronimed presented Income from Discontinued Operations separately from the gain on the sale of Discontinued Operations on the income statement. In total, the Discontinued Operations contributed net income after tax of $12.8 million, or $1.0 per share in the third quarter of fiscal 2001. For the nine months ended March 30, 2001, gain on the sale contributed $12.8 million and income from operations contributed $1.5 million net of tax. Net income after tax totaled $14.3 million, or $1.16 per share. In last year's third quarter net income after tax was $635,000, or five cents per share and for the nine months ended March 31, 2000, net income after tax was $1.7 million, or fourteen cents per share.

NOTE F -- SALE OF HOME SERVICE MEDICAL BUSINESS

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

         Chronimed deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The gain will be deferred until principal payments under the promissory note are received. Based on the terms of the HSM Asset Purchase Agreement, Express-Med, Inc. will pay quarterly installments of accrued interest and periodic $1 million installments of principal. Quarterly interest payments began March 1, 2001, and the periodic installments of principal will begin September 1, 2002. Principal payments will be paid as follows: $1.0 million on September 1, 2002; $1.0 million on September 1, 2003; and $1.8 million on March 1, 2004. The entire outstanding balance of principal and interest becomes due on March 1, 2004. The Company recorded the $3.8 million deferred gain on the balance sheet as a deduction to notes receivable, netting to zero and therefore not reflected on the face of the balance sheet.

         Given that there is no guarantee that Express-Med will be able to repay the note and the long-term nature of the note, as stated above, Chronimed will defer recognition of the gain on its income statement until the cash is collected or deemed to be fully collectable. Express-Med made its first interest payment on March 1, 2001. Chronimed believes that Express-Med, Inc. will be able to continue funding the interest payments and therefore, the Company will accrue the interest receivable monthly as earned.

NOTE G -- SIGNIFICANT CONCENTRATIONS

         Within the Mail Order segment, Chronimed has contracted with a single payor who contributed 34% of the Company's revenue in the third quarter of fiscal 2001 and 35% for the nine months ended March 30, 2001. This compares to 24% in the third quarter of fiscal 2000 and 22% for the nine months ended March 31, 2000.

NOTE H -- ACQUISITION

         On February 2, 2001, Chronimed acquired four retail pharmacies from American Prescription Providers, Inc ("APP"), a provider of specialty pharmaceutical products for people with chronic conditions such as HIV/AIDS and organ transplant. Chronimed paid cash for substantially all of the assets of the four pharmacies, including inventory, furniture, equipment, leasehold improvements and intangible assets. The Company used the cash proceeds of its January 5, 2001, MEDgenesis sale to fund the APP pharmacy acquisition.

NOTE I -- RELATED PARTY TRANSACTIONS

         On July 24, 2000, MEDgenesis loaned Maurice R. Taylor, II, $624,900 to retire indebtedness he had with US Bank, Minneapolis, Minnesota. Mr. Taylor was Chronimed's Chairman and Chief Executive Officer up to June 30, 2000, at which time he resigned from the Board. He continued employment with Chronimed's Diagnostic Products business, MEDgenesis, which had become a separate wholly-owned subsidiary of Chronimed, and had elected its own Board of Directors, with Mr. Taylor as Chairman. The MEDgenesis Board then approved retiring Mr. Taylor's indebtedness to US Bank. Mr. Taylor's payment to US Bank extinguished Chronimed's guaranty of that indebtedness. MEDgenesis received a promissory note, pledge agreement, and residential mortgage from Mr. Taylor to secure repayment of the loan.

         When Chronimed sold the MEDgenesis assets to Medisys, Medisys did not acquire the Taylor promissory note, pledge agreement, or mortgage. Accordingly, these commitments remain assets of Chronimed.

         The Taylor promissory note evidences principal indebtedness of $624,900, accrues market-based interest, and requires quarterly payments of interest plus $25,000 in principal. The note comes due on December 31, 2001. Mr. Taylor is current in his note payments, and the Company believes the note to be collectable.

         On January 5, 2001, related to Mr. Taylor's Employment Agreement, Chronimed entered into a Separation Agreement with Mr. Taylor related to Mr. Taylor's departure from MEDgenesis. As per the terms of the Employment Agreement, the Company made a payment to Mr. Taylor of $1.226 million. The Separation Agreement also created an immediate vesting of all of Mr. Taylor's outstanding stock options and extended his period to exercise options to January 5, 2002. The Separation Agreement also allows for office space access and health care insurance for Mr. Taylor for twelve months, or until he finds employment, whichever comes first.

         The modification to the option terms created a new measurement date requiring Chronimed to record compensation expense for the difference between the option price at grant date and the share price on January 5, 2001. Mr. Taylor had 369,800 options granted below the $11.56 January 5, 2001, share price. This modification resulted in a $938,000 non-cash charge to compensation expense. Both the $1.226 million severance payment and the $938,000 non-cash charge were netted against the gain on the sale of MEDgenesis.

NOTE J -- SALE OF SECURITIES

         The Company received $9.5 million in Medisys PLC securities, as partial consideration from the sale of MEDgenesis to Medisys. Chronimed sold 2,351,612 shares, or about 49% of the 4,780,636 shares received for $4.4 million in cash, which resulted in a $250,000 loss in third quarter of fiscal 2001. This loss has been included in the Other Expense line in the Consolidated Statements of Income. Chronimed owned 2,429,024 shares as of March 30, 2001, with a basis of $4.8 million. The market value as of March 30, 2001, was $2.5 million. The Company recorded a $2.3 million unrealized loss as a component of shareholders' equity on the balance sheet.

NOTE K -- COMPREHENSIVE INCOME

         Comprehensive income at March 30, 2001, for the quarter ended was $12.3 million and for the nine months ended was $15.8 million.

NOTE L -- SUBSEQUENT EVENTS

         On April 20, 2001, Chronimed acquired The Transplant Pharmacy(R) business from SangStat Medical Corporation. The Transplant Pharmacy(R) provides mail order distribution of transplant drugs and related patient management services. Chronimed paid cash for substantially all of The Transplant Pharmacy(R) assets, excluding inventory and accounts receivable.

         On April 27, 2001, Chronimed acquired Los Feliz Drugs, Inc. d/b/a Oaks Pharmacy, a California-based corporation. The Oaks Pharmacy provides specialty pharmaceutical products for people with HIV/AIDS and other chronic conditions. Chronimed paid cash for substantially all of the assets, excluding accounts receivable.

PART I.    FINANCIAL INFORMATION
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The Company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third party payors ("payors") to improve clinical and cost-of-care outcomes. The Company was founded in 1985 as a Minnesota corporation and has been publicly traded (Nasdaq:
CHMD) since 1992.

         The Company distributes its pharmaceuticals and ancillary products by mail and through its StatScript retail specialty pharmacy chain. The patient populations for which the Company's services are most effective include persons who:

   - Have illnesses that generally occur in less than one percent of the nation's population;

   - Require high-cost, complex medications, the majority of which must be taken for the rest of the patient's life and are not always available through traditional retail pharmacies;

   -     Require treatment by healthcare specialists; and

   - Require a significant amount of self-management and ongoing education (where patient compliance is critical for improving clinical and financial outcomes).

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

         Chronimed provides patients with a convenient, competitively priced source of prescription drugs, counseling support, and a variety of educational materials to help patients achieve maximum control over their chronic conditions. Often, the greater the effort a patient makes to stabilize or control his or her disease, the lower the incidence of complications and the better the patient's quality of life. The Company believes that by educating patients and increasing patient compliance, as well as providing support and intervention, clinical outcomes can be improved, and long-term costs of care reduced.

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

DISCONTINUED OPERATIONS

         On October 10, 2000, Chronimed announced that it was engaged in negotiations to sell its Diagnostics Products business while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC and completed the sale on January 5, 2001. The Diagnostic Products business had been operated by Chronimed as a wholly-owned subsidiary, MEDgenesis Inc., since July 1, 2000. Chronimed has classified MEDgenesis as "discontinued operations" for financial reporting purposes.

CONTINUING OPERATIONS

REVENUES

         Chronimed is comprised of two operating segments, Mail Order and Retail, reflecting the business and how it is managed and resourced. The Mail Order segment currently includes the Biotech Injectables program and Organ Transplant Pharmacy, and prior to September 1, 2000, also included Home Service Medical ("HSM"). (Chronimed sold the HSM business on September 1, 2000. See Note F of Notes to Consolidated Statements). The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line, which was written off in the quarter ended March 31, 2000.

         Total revenue increased 38%, from $57.6 million to $79.3 million, for the third quarter ended March 31, 2000, and March 30, 2001, respectively. For the nine months ended March 31, 2000, and March 30, 2001, total revenue increased 29% from $166.8 million to $214.4 million. The contribution each segment made to total revenue is discussed below.

         Mail Order segment revenue grew $10.0 million and 34% over last year's third quarter, from $29.4 million to $39.4 million. Year to date revenue grew $25.5 million from $88.4 million to $113.9 million for the nine months ended March 31, 2000, and March 30, 2001, respectively. The growth was primarily from the addition of new patients from the Biotech Injectables contract with Aetna U.S. Healthcare that became effective July 15, 2000. The Mail Order growth was partially offset by the sale of the HSM business during the first quarter of fiscal year 2001. HSM revenue was $2.5 million for the third quarter ended March 31, 2000, with no HSM revenue for the third quarter ended March 30, 2001. Revenue from the HSM business decreased $9.0 million from $11.2 million to $2.2 million for the nine months ended March 31, 2000, and March 30, 2001, respectively.

         Retail segment revenue grew $11.7 million and 41% over last year's third quarter, from $28.2 million to $39.9 million. Year to date revenue grew $22.1 million from $78.4 million to $100.5 million for the nine months ended March 31, 2000, and March 30, 2001, respectively. The StatScript retail operations grew $12.4 million and 45% in revenue over last year's third quarter. The StatScript Pharmacy grew $23.7 million and 31% in revenue in the nine months ended March 30, 2001, compared to the first nine months of fiscal 2000. The February 2001 APP acquisition contributed more than $5 million of the $12.4 million in revenue growth in the third quarter of fiscal 2001. In addition, same-store growth from new patients contributed approximately $5 million in revenue growth, and stores opened within the past 24 months, excluding acquisitions, contributed $2.4 million in revenue growth. For the nine months ended March 30, 2001, the APP acquisition contributed more than $5 million in revenue growth, same-store growth from new patients contributed approximately $13 million in revenue growth, and stores opened within the past 24 months, excluding acquisitions, contributed $5.7 million of the $23.7 million revenue growth. StatScript's growth was partially offset by a $700,000 decline over last year's third quarter revenue due to the fiscal 2000 exit from the Clinical Partners case management line. Revenue from Clinical Partners business decreased $1.6 million in the nine months ended March 30, 2001, compared to the same period in the prior year.

         The Company expects revenue for the year to be approximately $294 to $297 million. This would represent 40 percent revenue growth in fiscal 2001 against an adjusted fiscal 2000 revenue stream of $211 million (both years having been adjusted for the September 2000 sale of the Home Service Medical business). The Company's ability to maintain and add payor contracts, obtain new patients through selling efforts, and open new retail pharmacies is important to this projection. The Company believes that its supplier inputs and pharmacy fulfillment rates are stable and sustainable but may be subject to unforeseen shortfalls. The Company cautions readers that this and other paragraphs in the Management's Discussion section include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results may differ materially from projections. Readers should review the Outlook section in this Form 10-Q for further information.

GROSS PROFIT

         Gross profit dollars for the third quarter increased $300,000 or 3%, from $10.1 million last year to $10.4 million this year. Year to date gross profit dollars decreased $200,000 or 1%, from $30.3 million last year to $30.1 million this year. The sale of the HSM business reduced margin dollars $600,000 in the three months ended March 30, 2001, and $2.8 million for the nine months ended March 30, 2001, compared to the same periods in the prior year. This decrease was offset by increased margin dollars resulting from higher revenues in the Injectables, Transplant, and StatScript businesses.

         Third quarter gross profit percentage decreased from 17.6% last year to 13.2% this year. Year to date gross profit percentage decreased from 18.2% to 14.1% for the nine months ended March 31, 2000, and March 30, 2001, respectively. The gross profit decline was partially due to the sale of HSM and its higher gross profit percentages relative to the rest of the business. The decrease in gross profit percentage was primarily due to pricing pressure and thus reduced margins in both the Mail Order and Retail businesses. The margin decline was substantial in the Retail business where the Company more recently experienced significantly reduced reimbursement rates from several non-contracted payors. Pressure from payors, including HMOs, insurance companies, and the government, to provide products and services at lower reimbursement rates is ongoing. The Company expects continued margin pressure in both the Mail Order and Retail businesses.

SELLING AND MARKETING EXPENSES

         Overall selling and marketing expenses in the third quarter were down approximately $425,000 and 38% compared to last year's third quarter, on revenue growth of 38%. Year to date selling and marketing expenses were down $900,000 and 27% compared to last year's first nine months on overall revenue growth of 29%. As a percentage of revenue, selling and marketing expenses dropped from 2.0% in last year's third quarter to 0.9% in this year's third quarter. The percentage dropped from 2.0% in last year's first nine months to 1.2% in this year's first nine months. Selling and marketing expenses decreased as a result of the Home Service Medical sale in the first quarter of fiscal year 2001 and the discontinuance of the Clinical Partners case management line in the third quarter of fiscal 2000. The decrease totaled $500,000 for the fiscal 2001 third quarter compared to last year's third quarter, and $1.2 million for the nine months ended March 30, 2001, compared to the same period in the prior year. This decrease was partially offset by expanded selling efforts in the Mail Order and Retail segments in fiscal 2001 compared to fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative (G&A) expenses for the third quarter totaled $8.2 million, up from $7.6 million last year. As a percentage of revenue, G&A expenses decreased from 13.2% last year to 10.4% this year. Year to date expenses decreased $1.2 million from $24.2 million to $23.0 million for the nine months ended March 31, 2000, and March 30, 2001, respectively. As a percentage of revenue, year to date G&A expenses decreased from 14.5% last year to 10.8% this year. Total G&A expenses decreased for several reasons. First, Chronimed incurred $49,000 of costs related to the Company's pursuit of strategic alternatives in the third quarter of fiscal 2000 and $931,000 for the nine months ended March 31, 2000. The Company incurred no such related costs for the nine months ended March 30, 2001. When Chronimed announced its intention to spin off its Diagnostic Products business in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives.

         Second, G&A costs within the Clinical Partners case management and strategic services lines in the Retail segment were down approximately $700,000 in third quarter of fiscal 2001 and down $1.8 million for the nine months ended March 30, 2001, compared to the same periods last year. The Clinical Partners case management line was written off and shut down in the third quarter of fiscal 2000. The $5.5 million write off in fiscal 2000 is reported as other expense on the income statement.

         Third, the Home Service Medical ("HSM") business within the Mail Order segment incurred $350,000 less in G&A expenses during this year's third quarter compared to the same period last year. Year to date HSM G&A expenses were down $800,000 for the nine months ended March 30, 2001, compared to the nine months ended March 31, 2000. Due to its September 1, 2000, sale the HSM business operated as a business unit of Chronimed only two of nine months for the nine months ended March 30, 2001.

         Fourth, bad debt expense for the third quarter ended March 30, 2001, totaled $412,000 or 0.5% of revenue, compared to $607,000, or 1.1% of revenue, in the third quarter of fiscal year 2000. For the nine months ended March 30, 2001, bad debt expense totaled $922,000 or 0.4% of revenue, compared to $2.4 million, or 1.5% of revenue, for the nine months ended March 31, 2000. There are two primary reasons for this year over year decline in bad debt expense. First, Chronimed received a settlement in the first quarter of fiscal 2001 on an account that had previously been charged $250,000 to bad debt expense. Second, Chronimed built its bad debt reserve in fiscal 2000 in anticipation of collection issues that have yet to materialize in fiscal 2001.

         Absolute dollars spent on G&A in the nine months ended March 30, 2001, increased over last year both in the Mail Order segment and in the StatScript business of the Retail segment. This increase is due to an increase in variable expenses that have grown directly with revenue including StatScript pharmacy operations, customer service, billing and fulfillment.

INTEREST INCOME AND INTEREST EXPENSE

         Net interest income increased to $278,000 in the third quarter of fiscal 2001. In the third quarter of fiscal 2000, net interest expense totaled $43,000. Net interest income increased from net interest expense of $125,000 in last year's first nine months to net interest income of $382,000 in this year's first nine months. Interest income increased in the third quarter of fiscal 2001 and year to date compared to the prior year primarily as a result of the $30.475 million cash received in the sale of the Company's MEDgenesis subsidiary in January 2001. As of March 30, 2001, a portion of the cash proceeds had been utilized to fund the acquisition of APP and to fund continuing operations. The Company also received a $3.8 million note receivable, accruing 11% interest, from the sale of the Home Service Medical business in the first quarter of fiscal 2001 thus increasing interest income over fiscal 2000 by approximately $100,000 per quarter.

INCOME TAXES

         The Company's income tax rate was approximately 39% for the third quarter ended March 30, 2001, and 40% for fiscal 2001 year to date. The income tax rate for the same periods last year was 39%. The increase in the tax rate reflects certain non-deductible transaction and other related expenses that result in a slightly higher rate. The Company expects a tax rate of 40% to continue through fiscal 2001 year-end.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $4.4 million for the nine months ended March 30, 2001. Receivables increased by $10.3 million, net of the sale of HSM assets, due to revenue growth and the timing of collections. The days sales outstanding (DSO) of Chronimed's accounts receivable was 73 days at June 30, 2000, compared to 59 days at March 30, 2001. The Company's focused efforts in this area have put it ahead of its year end DSO goal of 65 days. The Mail Order segment experienced timing and process improvements in collections from its largest payor in the first quarter of fiscal 2001. The Mail Order and Retail segments have also made process improvements that have accelerated the timing of collections. Inventory increased by $500,000 due to revenue growth and the timing of purchases. Days on hand inventory was at eleven days at June 30, 2000, and at eight days at March 30, 2001. Accounts payable and accrued expenses increased $2.3 million and other assets decreased $661,000 due to timing of payments. Depreciation and amortization totaled $3.1 million for the nine months ended March 30, 2001.

         Net cash used by investing activities was $11.1 million for the nine months ended March 30, 2001. Cash used in investing activities primarily consisted of $16.1 million for acquisitions and $2.4 million for capital expenditures primarily for leasehold improvements for StatScript pharmacies and for information systems. The Company received $3.0 million in proceeds from the sale of the Home Service Medical business in the first quarter of fiscal 2001. The Company also received $4.4 million cash from the sale of the Medisys PLC available-for-sale securities in the third quarter of fiscal 2001.

         Net cash used by financing activities totaled $1.6 million for the nine months ended March 30, 2001. The Company used $2.5 million cash to repay short-term borrowing on the line of credit and received $913,000 cash from the issuance of common stock under employee stock option and purchase programs.

         The Company received $39.975 million from its sale of MEDgenesis to Medisys PLC, consisting of $30.475 million in cash and $9.5 million in Medisys common stock. The net cash provided by MEDgenesis operations and its sale for the nine months ended March 30, 2001, totaled $26.8 million. This amount has been reported as net cash provided by "discontinued operations" and has been excluded from the $17.1 million net cash used in operating, investing, and financing activities of continuing operations for the nine months ended March 30, 2001.

         As of March 30, 2001, Chronimed had working capital of $52.4 million compared to $41.0 million as of June 30, 2000. The Company expects working capital requirements for accounts receivable and inventory to increase as revenues increase. The Company's accounts receivable are generally with payors for which the collection periods vary, depending on the practices of the individual payor and whether Chronimed has a contract with the payor. The Company purchases inventory primarily from a large wholesaler, and less substantially from specific manufacturers. The Company's inventory requirements could increase if its purchasing mix were to shift more to direct purchases from manufacturers. However, the Company believes that any increase in its inventory requirements from manufacturers would likely be offset by extended payment terms, resulting in a neutral to positive impact on cash flow.

         At the end of the third quarter fiscal year 2001 the Company had $12.2 million in cash and marketable securities. Since that time, the Company has paid cash for the SangStat transplant acquisition and the OAKS HIV/AIDS pharmacy acquisition (See Note L) and is funding the working capital buildup of these acquisitions and the APP acquisition. In addition, the Company will pay the taxes on the MEDgenesis gain in the fourth quarter of fiscal 2001. These growth activities will consume the Company's cash balance and require utilization of the Company's line of credit. The Company expects to continue to fund its growth through its senior debt capacity that includes a $15 million line of credit, its investment in Medisys stock with a market value of $2.5 million as of March 30, 2001, and its working capital. Shareholder's equity was $83.9 million at the end of this year's third quarter and $67.7 million at fiscal 2000 year-end.

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

OUTLOOK

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. Chronimed undertakes no obligation to update any such statements to reflect later developments. Factors that could cause actual results to differ materially include, but are not limited to, the following: changes in economic conditions; general competitive factors; reimbursement pressures impacting gross profit margins in both the Mail Order and Retail segments; the Company's ability to execute its sales and marketing plans; changes in the status of managed care contracts, particularly but not limited to Aetna U.S. Healthcare; changes in ownership; material litigation; gains or losses on the sale of available-for-sale securities; customer retention; performance of acquired businesses; and the risks described from time to time in the Company's public reports filed with the SEC. Please see Exhibit 99 filed with the Company's Form 10-K on September 27, 2000, for additional circumstances that could cause actual results to differ from forecasts. Investors are specifically referred to such cautionary statements for discussion of factors that could affect the Company's operations and forward-looking statements contained herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than one year and are classified as Available-for-Sale. Investments as of June 30, 2000, consisted of equity securities of Cell Robotics International, Inc., with whom the Company had a distribution and development agreement for the Lasette laser lancing device. The Cell Robotics securities became the property of MEDgenesis Inc. effective July 1, 2000, in association with the establishment of MEDgenesis as a wholly-owned subsidiary of Chronimed and, accordingly, had been included in net assets of discontinued operations. The Cell Robotics securities were not included in the sale of MEDgenesis and the Company wrote off the securities against the gain on the sale for a total of $57,000.

         Investments as of March 31, 2001, consisted of equity securities of Medisys PLC, a UK company. The Company's exposure to risk consists of a decline in the market value of its investments in available for sale securities primarily through changes in equity price and to a lesser degree, foreign currency exchange rates. Chronimed owned 2,429,024 shares as of March 30, 2001, with a basis of $4.8 million. The market value as of March 30, 2001, was $2.5 million. If the Company had sold the securities on March 30, 2001, the Company would have recorded a $2.3 million loss on the sale, which would have been recorded as Other Expense on the Consolidated Statements of Income.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits

         10.1 Separation and Release Agreement Effective January 5, 2001, between the Company and Maurice R. Taylor, II

         10.2     Maurice R. Taylor, II, Promissory Note dated July 24, 2000

         b.)      Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the third quarter ended March 30, 2001:

                  Form 8-K dated January 5, 2001 Item 2. Acquisition or
                           Disposition of Assets

                           The Form 8-K reported the completed sale of Chronimed's Diagnostic Products subsidiary, MEDgenesis, to Medisys PLC, and provided proforma financial statements.

                  Form 8-K dated February 2, 2001 Item 5. Other Events

                           The Form 8-K reported the acquisition of four retail pharmacies of American Prescription Providers, Inc.

Note: Items 1 - 5 required under Part II have been omitted since they are not applicable or the answers are negative.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CHRONIMED INC.
                                             --------------
                                              (REGISTRANT)

May 11, 2001                        By   /s/ Henry F. Blissenbach
------------                            -------------------------
    Date                                Henry F. Blissenbach
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors


May 11, 2001                            /s/ Gregory H. Keane
------------                            ---------------------
    Date                                Gregory H. Keane
                                        Vice President, Chief Financial Officer