Form 10-Q/A
period 2000-09-29
CHRONIMED INC
filed 2001-10-12
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                     --------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value - 12,147,021 shares outstanding as of November 7, 2000

                                INTRODUCTORY NOTE

The purpose of this Form 10-Q/A is to restate the quarterly condensed consolidated financial statements for the quarters ended September 29, 2000 and October 1, 1999 for Chronimed Inc. ("Chronimed" or the "Company") (see Note H to the Condensed Consolidated Financial Statements). The Company issued press releases on June 14, 2001 and June 21, 2001, which it filed as exhibits to Form 8-K dated the same dates, relating to its intention to restate certain of its financial statements. The Company is concurrently filing a Form 10-K for its fiscal year ended June 29, 2001 that includes restated financial statements for fiscal year 2000, and a Form 10-Q/A for each of the quarterly periods September 29, 2000, December 29, 2000, and March 29, 2001.

The matters relating to the restatement referenced in the 2001 Form 10-K have a financial statement impact for the periods covered by this 10-Q/A as follows:

Revenue--For the quarter ended October 1, 1999, decrease revenue by $827,000. For the quarter ended September 29, 2000, decrease revenue by $1.6 million.

Bad debt expense--For the quarter ended September 29, 2000 increase bad debt expense by $989,000. There was no restatement of bad debt expense for the quarter ended October 1, 1999.

Net Income from Continuing Operations--For the quarter ended October 1, 1999, decrease net income by $504,000. For the quarter ended September 29, 2000, decrease net income before taxes by $1.6 million.

Accounts Receivable--At June 30, 2000 reduce accounts receivable by $7.6 million. At September 29, 2000 reduce accounts receivable by $10.2 million.

Income Taxes Receivable/Payable--At June 30, 2000 increase income taxes receivable by $1.1 million. At September 29, 2000 increase income taxes receivable by $2.9 million.

Deferred tax assets--At June 30, 2000 increase deferred tax assets by $1.8 million. At September 29, 2000 increase deferred tax assets by $1.1 million.

The principal effects of the change on the accompanying financial statements are presented in Note H to the Condensed Consolidated Financial Statements

For purposes of this Form 10-Q/A, and in accordance with rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly periods ended September 29, 2000, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (as restated)

                 Consolidated Balance Sheets - September 29, 2000 (Unaudited) and June 30, 2000

                 Consolidated Statements of Operations (Unaudited) - Three months ended September 29, 2000 and October 1, 1999

                 Consolidated Statements of Cash Flows (Unaudited) - Three months ended September 29, 2000 and October 1, 1999

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

         a.)     Exhibits

         b.)     Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     SEPTEMBER 29,            JUNE 30,
                                                                    2000 (UNAUDITED)           2000
                                                                    ----------------      --------------
                                                                     (As restated)         (As restated)
ASSETS
Current assets
  Cash and cash equivalents                                             $    187              $     --
  Available-for-sale securities                                               --                    --
  Accounts receivable (net of allowance of $9,936                         35,736                39,762
      at September 29, 2000, and $8,459 at June 30, 2000)
  Income taxes receivable                                                  3,145                 1,901
  Inventory                                                                6,149                 6,111
  Other current assets                                                       874                   848
  Deferred taxes                                                           2,363                 3,144
                                                                        --------              --------
    Total current assets                                                  48,454                51,766

Property and equipment
  Property and equipment                                                  14,077                14,889
  Allowance for depreciation                                              (7,632)               (8,338)
                                                                        --------              --------
                                                                           6,445                 6,551

Goodwill, net                                                              8,620                 9,031
Net assets of discontinued operations                                     10,554                10,465
Deferred taxes                                                               508                   508
Other assets                                                                 130                   109
                                                                        --------              --------
  Total assets                                                          $ 74,711              $ 78,430
                                                                        ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                        10,483                10,507
  Accrued expenses                                                         1,788                 2,366
  Short-term debt                                                             --                 2,500
                                                                        --------              --------
    Total current liabilities                                             12,271                15,373

Shareholders' equity
  Preferred Stock                                                             --                    --
  Common Stock, issued and outstanding shares--
    12,147 and 12,147 respectively                                           121                   121
  Additional paid-in capital                                              52,839                52,839
  Retained earnings                                                        9,401                 9,641
                                                                        --------              --------
                                                                          62,361                62,601
  Accumulated other comprehensive income --
   Unrealized (loss) gain on available-for-sale securities                    79                   456
                                                                        --------              --------
    Total shareholders' equity                                            62,440                63,057

                                                                        --------              --------
Total liabilities and shareholders' equity                              $ 74,711              $ 78,430
                                                                        ========              ========


See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                             -----------------------------------------
                                                                SEPTEMBER 29,             OCTOBER 1,
                                                                    2000                     1999
                                                             -------------------       ---------------
                                                               (As restated)             (As restated)
REVENUE
  Mail Order                                                      $ 34,839                 $ 26,833
  Retail                                                            28,005                   23,218
                                                                  --------                 --------
    Total Revenue                                                   62,844                   50,051
            Yr to Yr Growth                                           25.6%                    41.5%
COSTS AND EXPENSES
  Cost of revenue                                                   54,696                   41,963
    Gross profit                                                     8,148                    8,088
             % of Revenue                                             13.0%                    16.2%

  Selling and marketing                                              1,105                    1,194
  General and administrative                                         7,121                    7,171
  Bad debt expense                                                   1,075                      704
                                                                  --------                 --------
    Total operating expenses                                         9,301                    9,069
             % of Revenue                                             14.8%                    18.1%

(LOSS) FROM OPERATIONS                                              (1,153)                    (981)
             % of Revenue                                             -1.8%                    -2.0%

  Interest income                                                       50                       --
  Interest (expense)                                                   (48)                     (23)
  Other income                                                          21                       --
                                                                  --------                 --------

(LOSS) BEFORE INCOME TAXES                                          (1,130)                  (1,004)
  Income tax benefit                                                   426                      392

(LOSS) FROM CONTINUING OPERATIONS                                     (704)                    (612)
             % of Revenue                                             -1.1%                    -1.2%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                        464                      436
                                                                  --------                 --------

NET (LOSS)                                                        $   (240)                $   (176)
                                                                  ========                 ========
             % of Revenue                                             -0.4%                    -0.4%


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Loss from Continuing Operations                                    (0.06)                   (0.05)
  Income from Discontinued Operations                                 0.04                     0.04
                                                                  --------                 --------
  Net (Loss) per share                                            $  (0.02)                $  (0.01)
                                                                  ========                 ========


WEIGHTED AVERAGE SHARES OUTSTANDING                                 12,147                   12,096


See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                  THREE MONTHS ENDED
                                                                        -------------------------------------
                                                                           SEPTEMBER 29,          OCTOBER 1,
                                                                               2000                  1999
                                                                        ----------------       --------------
                                                                          (As restated)        (As restated)
OPERATING ACTIVITIES
  Net income (loss)                                                         $  (240)             $  (176)
  Less income/gain from discontinued operations                                 464                  436

    (Loss) from continuing operations                                          (704)                (612)

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                             871                1,073
      Deferred income taxes                                                     781                  (57)
      Gain on sale of business                                                  (22)                  --
      Changes in operating assets and liabilities:
        Accounts receivable                                                   2,021               (5,137)
        Income taxes                                                         (1,244)              (1,187)
        Inventory                                                              (470)                (621)
        Accounts payable                                                        (24)               2,072
        Accrued expenses                                                       (692)              (1,354)
        Other assets                                                           (264)                (480)
                                                                            -------              -------
      Net cash provided by (used in) operating activities                       253               (6,303)

INVESTING ACTIVITIES
  Proceeds from sale of Home Service Medical Business                         3,000                   --
  Purchases of property and equipment                                          (566)                (503)
                                                                            -------              -------
      Net cash provided by (used in) investing activities                     2,434                 (503)

FINANCING ACTIVITIES
  Net proceeds from issuance of Common Stock                                     --                    8
  Net (repayments) proceeds from borrowings                                  (2,500)               3,601
                                                                            -------              -------
      Net cash provided by (used in) financing activities                    (2,500)               3,609

CASH PROVIDED BY DISCONTINUED OPERATIONS                                         --                1,115
                                                                            -------              -------

Increase (decrease) in cash and cash equivalents                                187               (2,082)
Cash and cash equivalents at beginning of period                                 --                3,312
                                                                            -------              -------

Cash and cash equivalents at end of period                                  $   187              $ 1,230
                                                                            =======              =======


Supplemental disclosures of non-cash investing and financing activities:

         - The Company received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business, to be paid over 42 months through March 1, 2004. The Company has recorded the note on its September 29, 2000 balance sheet, offset by the deferred gain of the same amount.

See notes to consolidated financial statements

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

The Company intends to divest the Diagnostic Products business operated by its wholly-owned subsidiary, MEDgenesis Inc., through a tax-free dividend to shareholders or a sale of the business. The Company continues to engage in negotiations to sell MEDgenesis while continuing to pursue the spin-off. As of the date of this Form 10-Q, the Securities and Exchange Commission has not yet approved the MEDgenesis Form 10 which is needed before the spin-off of MEDgenesis can occur and the Company has not reached a definitive agreement regarding the sale of the business. Until MEDgenesis is spun off or sold, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc., other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

NOTE B--INVENTORIES

Inventories consist primarily of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

NOTE C--PER SHARE DATA

Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income (loss) calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. The Company's net income (loss) per share calculation for basic and diluted is based on the weighted common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net income (loss) per share calculation. Employee stock options have been excluded from the net income (loss) per share calculation because their effect would be anti-dilutive or immaterial.

NOTE D--BUSINESS SEGMENT INFORMATION

The Company has two reportable segments. The Mail Order segment includes the results of the Company's Biotech Injectables, Organ Transplant, and Home Service Medical businesses. The Home Service Medical business was sold to Express-Med, Inc. on September 1, 2000. The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line which was written off in the quarter ended October 1, 1999. The table below presents information by reportable segment.


                                                  Mail Order            Retail               Total
                                                  ----------            ------               -----
         For the Quarter Ended 9/29/2000
               Revenue                             $ 34,839            $ 28,005            $ 62,844
               Loss from Operations                    (556)             (1,094)             (1,650)
         For the Quarter Ended 10/01/1999
               Revenue                             $ 26,833            $ 23,218            $ 50,051
               Loss from Operations                    (160)               (171)               (331)

The difference between segment totals and the Company's consolidated totals consist of corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to the Company's consolidated totals.


                                                     Q1 FY2001        Q1 FY2000
                                                     ---------        ---------
             Total Consolidated Revenue:             $ 62,844         $ 50,051
                                                     ========         ========
             Loss from Operations:
             Total for reportable segments           $ (1,650)        $   (331)
             Unallocated amounts:
             --        Corporate G&A                      497             (650)
             --        Interest income                     50                7
             --        Interest (expense)                 (48)             (30)
             --        Other income (expense)              21               --
                                                     --------         --------
             Loss before income taxes                $ (1,130)        ($ 1,004)
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


                                    Mail Order             Retail        Corporate           Total
                                    ----------             ------        ---------           -----
As of 9/29/2000
      Segment Assets                 $29,772              $27,385          $ 7,000          $64,157

As of 6/30/2000
      Segment Assets                 $33,575              $27,818          $ 6,572          $67,965

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

NOTE G--SIGNIFICANT CONCENTRATIONS

Within the Mail Order segment, a major payor with whom Chronimed has a contract (represented as two major payors merging into one during calendar year 1999) represented 33% of the Company's revenue in the first quarter of fiscal 2001 and 25% in the first quarter of fiscal 2000.

NOTE H--FINANCIAL RESTATEMENT

The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. These adjustments are limited to the Company's Retail segment. The changes to the financial statements resulting from the restatement are described below.

CONTINUING OPERATIONS

     REVENUE

     In the fourth quarter of fiscal 2001, management determined that software system and process errors in its Retail segment resulted in the overstatement of revenue. Following the implementation of new software systems in early fiscal 2000, certain transactions that had been canceled or rejected at the pharmacy level were transferred from the pharmacy operating system, without adjustment, to the Retail revenue accounting system, effectively resulting in a duplicate revenue entry. As a result, revenue was overstated in the Company's accounting records. The overstatement of revenue caused by these errors totaled $3,390,000 in fiscal 2000 ($827,000, $914,000, $979,000 and $670,000 for the first, second, third and fourth quarters, respectively) and $2,595,000 in fiscal 2001 ($815,000, $1,030,000 and $750,000 for the first, second and third quarters, respectively). The Company has taken steps to correct its systems and processes to prevent duplicate revenue entries.

     In addition, management identified a large uncontracted payor in the Company's Retail segment that began paying claims in fiscal 2001 using a significantly lower rate schedule than the payor had previously used. As a result, the Company's traditional methods of estimating the revenue allowance for payor discounts did not accurately account for the significant reduction in reimbursement. The resulting overstatement of revenue in the first three fiscal quarters of fiscal 2001 totaled $1,918,000 ($760,000, $556,000 and $602,000 for the first, second and third quarters, respectively). The Company has taken steps to correct its systems and processes and to improve its methods for determining the revenue allowance for payor discounts.

     BAD DEBT EXPENSE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     During fiscal 2001, management learned that personnel at the Company's Retail segment had fallen behind in posting cash receipts to customer accounts receivable records and were preparing aging reports that contained significant inaccuracies, which prevented timely and accurate monitoring of accounts receivable. Management determined that these inaccurate aging reports they had relied upon to estimate the allowance for doubtful accounts receivable at June 30, 2000 and the first three quarters of fiscal 2001 had caused them to underestimate the amount of the allowance at those dates. As a result, management has reassessed its estimate for doubtful accounts receivable and increased the allowance at June 30, 2000 and at the end of each of the first three quarters of fiscal 2001. The allowance for doubtful accounts and the related bad debt expense was increased by $4,200,000 at June 30, 2000, and $989,000, $603,000 and
     $902,000 at the end of each of the first, second and third quarters, respectively, of fiscal 2001. The Company has taken steps to ensure the accuracy of the information on which it will base future estimates of doubtful accounts.

As a result, the fiscal 2000 financial statements, the 2000 and 2001 quarterly results of operations, and related disclosures included in this Quarterly Report have been restated to reflect the restatement of revenue, bad debt expense, and accounts receivable. The effect of restatement on the quarters ended October 1, 1999 and September 29, 2000 is shown in the table below:


                                                                              QUARTER ENDED
                                                                    ---------------------------------
                                                                    SEPTEMBER 29,          OCTOBER 1,
                                                                         2000                 1999
                                                                    -------------          ----------
     Net income (loss) from continuing operations,                      $ 861                $(108)
      as previously reported
     Impact of restatement for:
       Correction of Revenue Overstatement                               (961)                (504)
       Allowance for Doubtful Accounts                                   (604)                  --
                                                                        -----                -----
     Net (loss) from continuing operations,
       as restated                                                      $(704)               $(612)
                                                                        =====                =====

As a result of the foregoing accounting adjustments, the Company's fiscal 2000 and 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:


                                                              QUARTER ENDED                     QUARTER ENDED
                                                            SEPTEMBER 29, 2000                 OCTOBER 1, 1999
                                                     --------------------------------    -------------------------------
                                                     AS PREVIOUSLY                       AS PREVIOUSLY
                                                        REPORTED        AS RESTATED         REPORTED        AS RESTATED
                                                     -------------    ---------------    -------------    --------------
Revenue                                                $ 64,419          $ 62,844          $ 50,878          $ 50,051
Gross profit                                              9,723             8,148             8,915             8,088
Income (loss) before income taxes                         1,434            (1,130)             (177)           (1,004)
Income tax (expense) benefit                               (573)              426                69               392
Net income (loss) from continuing
 operations                                            $    861          $   (704)         $   (108)         $   (612)
Net income (loss)                                      $  1,325          $   (240)         $    328          $   (176)
Basic and Diluted Earnings per Share:
 Net income (loss) from continuing operations          $   0.07          $  (0.06)         $  (0.01)         $  (0.05)
 Net income (loss)                                     $   0.07          $  (0.06)         $  (0.01)         $  (0.05)


                                                        AS OF SEPTEMBER 29, 2000               AS OF JUNE 30, 2000
                                                     --------------------------------    -------------------------------
                                                     AS PREVIOUSLY                       AS PREVIOUSLY
                                                        REPORTED        AS RESTATED        REPORTED         AS RESTATED
                                                     -------------    ---------------    -------------    --------------
Accounts receivable, net                               $ 45,890          $ 35,736          $ 47,352          $ 39,762
Total assets                                             80,906            74,711            83,060            78,430
Retained earnings                                        15,596             9,401            14,271             9,641
Total shareholders' equity                               68,635            62,440            67,687            63,057

Part I.    Financial Information
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The Company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and other third party payors ("payors") to improve clinical and cost-of-care outcomes. The Company was founded in 1985 as a Minnesota corporation and has been publicly traded on Nasdaq since 1992.

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

RESTATEMENT

         The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. These adjustments are limited to the Company's Retail segment. See Note H to the Company's Condensed Consolidated Financial Statements.

DISCONTINUED OPERATIONS

         On October 10, 2000 Chronimed announced that it was engaged in negotiations to sell its MEDgenesis subsidiary while continuing to pursue a spin-off of the business. No definitive agreement to sell MEDgenesis has been reached and there can be no assurance that an agreement acceptable to Chronimed will be negotiated. The Diagnostic Business has been operated by Chronimed's wholly-owned subsidiary, MEDgenesis Inc., since July 1, 2000. MEDgenesis has filed a Form 10 registration statement with the SEC to register MEDgenesis' common stock under the Securities Exchange Act of 1934. The SEC must approve this registration statement before a spin-off of MEDgenesis to Chronimed's shareholders can take place. Chronimed and MEDgenesis are awaiting SEC approval of the MEDgenesis Form 10 as of the date of this Form 10-Q. Until MEDgenesis is spun off or sold, Chronimed must classify MEDgenesis as "discontinued operations" for financial reporting purposes. Following the sale or spin-off of MEDgenesis, Chronimed and MEDgenesis will no longer prepare or file consolidated financial statements and tax returns. The two companies began independent accounting as of July 1, 2000.

CONTINUING OPERATIONS

REVENUE

         Chronimed implemented the disclosure requirements of Financial Accounting Statement No. 131, "Segment Reporting," in fiscal 1999. Chronimed is comprised of two operating segments, Mail Order and Retail, based on the business and how it is managed and resourced. The Mail Order segment currently includes the Biotech Injectables program and Organ Transplant Pharmacy, and prior to September 1, 2000, also included Home Service Medical (HSM). Chronimed sold the Home Service Medical business on September 1, 2000. See Note F of Notes to Condensed Consolidated Statements. The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line that was written off in the quarter ended October 1, 1999.

      Total revenue increased 26%, from $50.1 million to $62.8 million, for the first quarter ended October 1, 1999 and September 29, 2000 respectively. Price increases and inflationary pressures have not been significant reasons for these revenue increases. The contribution each segment made to total revenue is discussed below.

      Mail Order segment revenue grew $8.0 million and 30% over last year's first quarter, from $26.8 million to $34.8 million. The Biotech Injectables business had significant new patient intakes from the Aetna U.S. Healthcare contract, which became effective July 15, 2000, that created the increase in revenue. Also, HSM was sold during the first quarter, resulting in reduced first quarter revenue of $1.2 million, from $3.4 million last year compared to $2.2 million this year.

      Retail segment revenue grew $4.8 million and 21% over last year's first quarter, from $23.2 million to $28.0 million. This growth came from the StatScript Pharmacy, which grew $5.1 million and 23% in revenue over last year's first quarter. Existing stores contributed 79% of the growth compared to 21% from new stores. The Company slowed new store growth due to its focus on exploring strategic initiatives and the MEDgenesis spin-off in the prior year. StatScript's growth was partially offset by a $300,000 decline over last year's first quarter revenue due to the fiscal 2000 exit from the Clinical Partners case management line.

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

GROSS PROFIT

      Gross profit dollars showed almost no growth, at approximately $8.1 million each year. First quarter gross profit percentage decreased from 16.2% last year to 13.0% this year. The sale of the HSM business, which reduced margin dollars from $1.0 million in the first quarter of fiscal 2000 to $500,000 in the first quarter of fiscal 2001, partially offset the Company's increase in margin dollars. The decrease in gross profit percentage was due partly to reduced margins in the mail order business caused by managed care pricing pressure within the Biotech Injectables business. The gross profit percentage also decreased slightly due to the sale of HSM and its higher gross profit percentage relative to the rest of the mail order business. In addition, the Retail segment faced continuing reimbursement pressures resulting in significantly reduced gross profit percentages. Managed care pricing pressure is expected to continue both in the mail order and retail businesses.

SELLING AND MARKETING EXPENSES

      Overall selling and marketing expenses in the first quarter were down approximately $90,000 and 7% compared to last year's first quarter, on overall revenue growth of 26%. The Home Service Medical sale in first quarter fiscal 2001 and the discontinuance of the Clinical Partners contract/case management line in third quarter fiscal 2000 resulted in a $200,000 decrease in selling and marketing expenses compared to last year's first quarter. This decrease was partially offset by expanded selling efforts in the Company's Organ Transplant business in the Mail Order segment. Organ Transplant spending increased $95,000 in the first quarter of fiscal 2001 versus last year's first quarter. As a percentage of revenue, selling and marketing expenses dropped from 2.4% in last year's first quarter to 1.8% in this year's first quarter.

GENERAL AND ADMINISTRATIVE AND BAD DEBT EXPENSES

      Combined general and administrative (G&A) and bad debt expenses for the first quarter totaled $8.2 million, up 4% from $7.9 million last year. As a percentage of revenue, these combined expenses decreased from 15.7% last year to 13.0% this year. There are a number of factors that contributed to the net increase of approximately $300,000 in combined G&A and bad debt expenses. First, Chronimed incurred $400,000 of costs related to the Company's pursuit of strategic alternatives in the first quarter of fiscal 2000 and incurred no such related costs in this year's first quarter. When Chronimed announced its intention to spin off its Diagnostic Products business in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives with an investment banker. Second, approximately $700,000 of G&A costs from the Clinical Partners case management line in the Retail segment were incurred in last year's first quarter and no similar costs were incurred in this year's first quarter. The Clinical Partners case management line was written off and shut down in the third quarter of fiscal 2000. Third, the Home Service Medical business within the Mail Order segment incurred $100,000 less in G&A expenses during this year's first quarter compared to last year's first quarter. Due to its sale September 1, 2000, the Home Service Medical business operated as a business unit of Chronimed only two of the three months in this year's first quarter. Fourth, bad debt expense increased approximately $400,000 in first quarter of fiscal 2001, primarily resulting from a $989,000 provision made as part of the Company's financial restatement and reassessment of its allowance for doubtful accounts. Absolute dollars spent in the first quarter increased significantly in the Biotech Injectables business of the Mail Order segment and in the StatScript business of the Retail segment due to an increase in variable expenses that have grown directly with 26% revenue growth including StatScript pharmacies, customer service, billing and fulfillment.

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

INCOME TAXES

      The Company's income tax rate was approximately 38% in the first quarter ended September 29, 2000 compared to 39% in the first quarter ended October 1, 1999. The current first quarter rate of 38% is expected to continue or to be slightly higher through fiscal 2001 year-end.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $253,000 during the first quarter of fiscal 2001. Receivables decreased by $2.0 million, net of the sale of HSM assets, due to improvements in accounts receivable days sales outstanding (DSO's) occurring primarily in the Mail Order segment. The Injectables business within the Mail Order segment is beginning to see timing and process improvements in collections from its largest payor. Inventory decreased by $470,000. Even though the Company experienced 8% sequential quarter revenue growth, days on hand inventory improved from eleven days at June 30, 2000 to ten days at September 29, 2000. The Company believes that it is properly reserved for excess and obsolete inventory. Accounts payable and accrued expenses decreased $716,000 due to timing of payments. Depreciation and amortization totaled $871,000 and the tax receivable increased by $1,244,000 during the first quarter of fiscal 2001.

      Net cash generated by investing activities was $2.4 million during the first quarter of fiscal 2001. The Company received $3.0 million in proceeds from the sale of the Home Service Medical business. Capital expenditures totaled $566,000 and were for computer hardware and software, and leasehold improvements for StatScript pharmacies.

      Net cash used in financing activities was $2.5 million used to pay the balance on the line of credit. There was no balance outstanding under the line of credit at September 29, 2000 and $2.5 million outstanding as of June 30, 2000.

      As of September 29, 2000 Chronimed had working capital of $36.2 million compared to $36.4 million as of June 30, 2000. The Company expects working capital requirements for accounts receivable and inventory to increase as revenue increases. The Company's accounts receivable are generally with Payors for which the collection periods vary depending on the practices of the individual Payor and whether or not Chronimed has a contract with the Payor. Electronic billing and on-line adjudication of claims are positive trends that shorten cash collection periods and improve cash flow.

      The Company has a discretionary line of credit of $15 million. The Company believes that the line of credit and cash provided by operating activities will allow it to meet foreseeable cash requirements and provide the flexibility to fund future growth. Any material business acquisitions would need to be financed from debt or equity sources beyond the Company's line of credit and cash flow from operations. The Company has no long-term debt. Shareholder's equity was $62.4 million at the end of this year's first quarter and $63.1 million at fiscal 2000 year-end.

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

SEASONALITY

         The Company has experienced a significant seasonal pattern in its operating results. Historically, the Company has had higher revenue in its second fiscal quarter (ending December) than in its third fiscal quarter (ending March). The Company believes the seasonality of its revenue and earnings comes from the acceleration of purchases of prescription drugs and related medical products by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when payors impose new deductible calculations). As the overall business grows, the Company expects the seasonal pattern will soften and that third quarter revenue will be the same as or higher than second quarter revenue. In addition, the sale of the Home Service Medical business will diminish the effects of seasonality in the Mail Order segment due to HSM's high degree of seasonality. In fiscal 2000, Home Service Medical's revenue was $3.4 million in the first quarter, increased 55% to $5.3 million in the second quarter, and decreased 54% to $2.4 million in the third quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Investments as of June 30, 2000 and September 29, 2000 are classified as Available-for-Sale and consisted of equity securities of Cell Robotics International, Inc., with whom the Company had a distribution and development agreement for the Lasette laser lancing device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity. The Cell Robotics securities became the property of MEDgenesis Inc. effective July 1, 2000 in association with the establishment of MEDgenesis as a wholly-owned subsidiary of Chronimed and, accordingly, are included in net assets of discontinued operations.

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


                                                   CHRONIMED INC.
                                                   --------------
                                                    (REGISTRANT)

October 11, 2001                         By    /s/ Henry F. Blissenbach
----------------                              -------------------------
     Date                                     Henry F. Blissenbach
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


October 11, 2001                              /s/ Gregory H. Keane
----------------                         -------------------------
     Date                                         Gregory H. Keane
                                         Vice President, Chief Financial Officer