Form 10-Q/A
period 2000-12-29
CHRONIMED INC
filed 2001-10-12
CIK 883813

================================================================================


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

COMMISSION FILE NUMBER 0-19952
                       -------

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

        Registrant's telephone number, including area code (952) 979-3600
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value - 12,195,504 shares outstanding as of February 2, 2001


================================================================================

                                INTRODUCTORY NOTE

        The purpose of this Form 10-Q/A is to restate the quarterly condensed consolidated financial statement for the quarter and six months ended December 29, 2000 and December 31, 1999 for Chronimed, Inc. ("Chronimed" or the "Company") (See Note I). The Company issued press releases on June 14, 2001 and June 21, 2001, which it filed as exhibits to Form 8-K dated the same dates, relating to its intention to restate certain of its financial statements. The Company is concurrently filing a Form 10-K for its fiscal year ended June 29, 2001 that includes restated financial statements for fiscal year 2000, and a Form 10-Q/A for each of the quarterly periods ended September 29, 2000, December 29, 2000, and March 29, 2001.

    The matters relating to the restatement referenced in the 2001 Form 10-K have a financial statement impact for the periods covered by this 10-Q/A as follows:

    Revenue--For the quarter ended December 31, 1999, decrease revenue by $914,000. For the quarter ended December 29, 2000, decrease revenue by $1.6 million. For the six months ended December 31, 1999, decrease revenue by $1.7 million. For the six months ended December 29, 2000, decrease by $3.2 million.

    Bad Debt Expense--For the quarter ended December 29, 2000, increase bad debt expense by $603,000. For the six months ended December 29, 2000, increase bad debt expense by $1.6 million. There was no restatement of bad debt expense in the quarter and six months ended December 31, 1999.

    Net Income--For the quarter ended December 31, 1999, decrease net income by $558,000. For the quarter ended December 29, 2000, decrease net income by $1.3 million. For the six months ended December 31, 1999, decrease net income by $1.1 million. For the six months ended December 29, 2000, decrease net income by $2.9 million.

    Accounts Receivable--At June 30, 2000 reduce accounts receivable by $7.6 million. At December 29, 2000 reduce accounts receivable by $12.3 million.

    Income taxes receivable/payable--At June 30, 2000 increase income taxes receivable by $1.1 million. At December 29, 2000 reduce income taxes receivable by $3.8 million.

    Deferred tax assets--At June 30, 2000 increase deferred tax assets by $1.8 million. At December 29, 2000 increase deferred tax assets by $1.1 million.

    The principal effects of the change on the accompanying financial statements are presented in Note I to the Company's condensed consolidated financial statements.

    For purposes of this Form 10-Q/A, and in accordance with rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly periods ended December 29, 2000, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

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

Item 1.  Legal Proceedings

Item 4  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

          a.)  Exhibits

                none

          b.)  Reports on Form 8-K



SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 29,
                                                            2000               JUNE 30,
                                                         (UNAUDITED)             2000
                                                        --------------       -------------
                                                        (As restated)        (As restated)
ASSETS
Current assets
  Accounts receivable (net of allowance of $11,944          $ 39,367            $ 39,762
      at December 29, 2000, and $8,459 at June 30, 2000)
  Income taxes receivable                                      4,667               1,901
  Inventory                                                    8,579               6,111
  Other current assets                                         1,626                 848
  Deferred taxes                                               2,363               3,144
                                                            --------            --------
    Total current assets                                      56,602              51,766

Property and equipment
  Property and equipment                                      14,821              14,889
  Allowance for depreciation                                  (8,231)             (8,338)
                                                            --------            --------
                                                               6,590               6,551

Goodwill, net                                                  8,508               9,031
Net assets of discontinued operations                         11,443              10,465
Deferred taxes                                                   508                 508
Other assets                                                     139                 109
                                                            --------            --------
  Total assets                                              $ 83,790            $ 78,430
                                                            ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $ 12,176            $ 10,507
  Accrued expenses                                             2,992               2,366
  Short-term debt                                              5,300               2,500
                                                            --------            --------
    Total current liabilities                                 20,468              15,373

Shareholders' equity
  Preferred Stock                                                 --                  --
  Common Stock, issued and outstanding shares--
    12,191 and 12,147, respectively                              122                 121
  Additional paid-in capital                                  53,144              52,839
  Retained earnings                                           10,169               9,641
                                                            --------            --------
                                                              63,435              62,601
  Accumulated other comprehensive income--
   Unrealized (loss) gain on available-for-sale securities      (113)                456
                                                            --------            --------
    Total shareholders' equity                                63,322              63,057

                                                            --------            --------
Total liabilities and shareholders' equity                  $ 83,790            $ 78,430
                                                            ========            ========



See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                     QUARTER ENDED                       SIX MONTHS ENDED
                                                            -------------------------------     ---------------------------------
                                                             DECEMBER 29,      DECEMBER 31,       DECEMBER 29,       DECEMBER 31,
                                                                 2000             1999                2000               1999
                                                            -------------     -------------      -------------      -------------
                                                            (As restated)     (As restated)      (As restated)      (As restated)
REVENUES
  Mail Order                                                   $ 39,630          $ 32,150           $ 74,469           $ 58,983
  Retail                                                         29,464            25,282             57,469             48,500
                                                               --------          --------           --------           --------
    Total Revenue                                                69,094            57,432            131,938            107,483
          Yr to Yr Growth                                          20.3%             40.0%              22.8%              40.7%
COSTS AND EXPENSES
  Cost of revenues                                               60,745            47,026            115,441             88,989
    Gross profit                                                  8,349            10,406             16,497             18,494
           % of Revenue                                            12.1%             18.1%              12.5%              17.2%

  Selling and marketing                                             667             1,059              1,772              2,253
  General and administrative                                      7,179             7,567             14,300             14,738
  Bad debt expense                                                1,027             1,128              2,102              1,832
                                                               --------          --------           --------           --------
    Total operating expenses                                      8,873             9,754             18,174             18,823
           % of Revenue                                            12.8%             17.0%              13.8%              17.5%

(LOSS) INCOME FROM OPERATIONS                                      (524)              652             (1,677)              (329)
           % of Revenue                                            -0.8%              1.1%              -1.3%              -0.3%

  Interest income                                                   133                20                183                 20
  Interest (expense)                                                (32)              (79)               (80)              (102)
  Other income (expense)                                             (9)               --                 12                 --
                                                               --------          --------           --------           --------

(LOSS) INCOME BEFORE INCOME TAXES                                  (432)              593             (1,562)              (411)
  Income tax (expense) benefit                                      119              (232)               545                160

(LOSS) INCOME FROM CONTINUING OPERATIONS                           (313)              361             (1,017)              (251)
           % of Revenue                                            -0.5%              0.6%              -0.8%              -0.2%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                   1,081               647              1,545              1,083

NET INCOME                                                     $    768          $  1,008           $    528           $    832
                                                               ========          ========           ========           ========
           % of Revenue                                             1.1%              1.8%               0.4%               0.8%


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income (Loss) from Continuing Operations                        (0.03)             0.03              (0.08)             (0.02)
  Income/Gain from Discontinued Operations                         0.09              0.05               0.12               0.09
                                                               --------          --------           --------           --------
  Net Income per share                                         $   0.06          $   0.08           $   0.04           $   0.07
                                                               ========          ========           ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC                       12,155            12,095             12,151             12,093
WEIGHTED AVERAGE SHARES OUTSTANDING--DILUTED                     12,155            12,106             12,151             12,093



See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                ---------------------------------
                                                                 DECEMBER 29,        DECEMBER 31,
                                                                     2000               1999
                                                                -------------       -------------
                                                                (As restated)       (As restated)
OPERATING ACTIVITIES
  Net income                                                      $    528            $    832
  Less income/gain from discontinued operations                      1,545               1,083

    (Loss) from continuing operations                               (1,017)               (251)

  Adjustments to reconcile income from continuing
    operations to net cash used in operating activities:
      Depreciation and amortization                                  1,751               2,151
      Deferred income taxes                                            781                 (44)
      Gain on sale of business                                         (22)                 --
      Changes in operating assets and liabilities:
        Accounts receivable                                         (1,344)             (8,825)
        Income taxes                                                (2,766)               (579)
        Inventory                                                   (2,900)             (1,465)
        Accounts payable                                             1,669               1,952
        Accrued expenses                                               512                (285)
        Other assets                                                (1,025)                (15)
                                                                  --------            --------
      Net cash (used in) operating activities                       (4,361)             (7,361)

INVESTING ACTIVITIES
  Acquisitions                                                        (170)                 --
  Proceeds from sale of Home Service Medical Business                2,734                  --
  Purchases of property and equipment                               (1,309)               (727)
                                                                  --------            --------
      Net cash provided by (used in) investing activities            1,255                (727)

FINANCING ACTIVITIES
  Net proceeds from issuance of Common Stock                           306                 249
  Net proceeds from borrowings                                       2,800               4,100
                                                                  --------            --------
      Net cash provided by financing activities                      3,106               4,349

CASH PROVIDED BY DISCONTINUED OPERATIONS                                --               2,040
                                                                  --------            --------

(Decrease) in cash and cash equivalents                                 --              (1,699)
Cash and cash equivalents at beginning of period                        --               3,312
                                                                  --------            --------

Cash and cash equivalents at end of period                        $     --            $  1,613
                                                                  ========            ========



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


$s and Shares in Thousands

                                                 QUARTER ENDED               SIX MONTHS ENDED
                                          ---------------------------  ----------------------------
                                          DECEMBER 29,   DECEMBER 31,   DECEMBER 29,   DECEMBER 31,
                                              2000           1999           2000          1999
                                          ------------  -------------  -------------  -------------
                                         (As restated)  (As restated)  (As restated)  (As restated)
Numerator for basic and diluted net
   income per share - net income (loss)
         Continuing operations              $  (313)       $   361       $ (1,017)       $  (251)
         Discontinued operations              1,081            647          1,545          1,083
                                            -------        -------       --------        -------
         Net Income                         $   768        $ 1,008       $    528        $   832
                                            =======        =======       ========        =======

Denominator for basic net income
    per share--weighted-average shares       12,155         12,095         12,151         12,093
Effect of dilutive securities:
    Employee stock options                                      11                            --
                                            -------        -------       --------        -------
Denominator for diluted net income
    per share--weighted-average shares
    and assumed conversions                  12,155         12,106         12,151         12,093
                                            =======        =======       ========        =======

Basic net income (loss) per share:
       Continuing operations                $ (0.03)       $  0.03       $  (0.08)       $ (0.02)
       Discontinued operations                 0.09           0.05           0.12           0.09
                                            -------        -------       --------        -------
       Basic net income (loss) per share    $  0.06        $  0.08       $   0.04        $  0.07
                                            =======        =======       ========        =======

Diluted net income (loss) per share:
       Continuing operations                $ (0.03)       $  0.03       $  (0.08)       $ (0.02)
       Discontinued operations                 0.09           0.05           0.12           0.09
                                            -------        -------       --------        -------
       Diluted net income  (loss) per share $  0.06        $  0.08       $   0.04        $  0.07
                                            =======        =======       ========        =======




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

NOTE D--BUSINESS SEGMENT INFORMATION

     The Company has two reportable segments. The Mail Order segment includes the results of the Company's Injectables, Organ Transplant, and Home Service Medical businesses. The Home Service Medical business was sold to Express-Med, Inc. on September 1, 2000. The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line which was written off in the quarter ended December 31, 1999. The table below presents information by reportable segment.


                                               Mail Order           Retail               Total
                                               ----------          ----------          ----------
For the Quarter Ended 12/29/2000
            Revenues                            $ 39,630            $ 29,464            $ 69,094
            Income (Loss) from Operations       $    720            $ (1,339)           $   (619)
For the Quarter Ended 12/31/1999
            Revenues                            $ 32,150            $ 25,282            $ 57,432
            Income from Operations              $    499            $    534            $  1,033


For the Six Months Ended 12/29/2000
            Revenues                            $ 74,469            $ 57,469            $131,938
            Income (Loss) from Operations       $    164            $ (2,433)           $ (2,269)
For the Six Months Ended 12/31/1999
            Revenues                            $ 58,983            $ 48,500            $107,483
            Income from Operations              $    339            $    361            $    700




        The difference between segment totals and the Company's consolidated totals consists of over/under allocated corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to the Company's consolidated totals.



                                     Second Quarter Ended                   Six Months Ended
                                  ---------------------------          ---------------------------
                                  Dec 29, 2000   Dec 31, 1999          Dec 29, 2000   Dec 31, 1999
                                  -----------    ------------          ------------   ------------
Total Consolidated Revenue:         $ 69,094        $ 57,432             $ 131,938      $ 107,483
Income from Operations:
Total for reportable segments       $   (619)       $  1,033             $  (2,269)     $     700
Unallocated amounts:
 -  Corporate G&A                         95            (381)                  592         (1,029)
 -  Interest income                      133              20                   183             20
 -  Interest (expense)                   (32)            (79)                  (80)          (102)
 -  Other income (expense)                (9)             --                    12             --

                                    --------        --------             ---------      ---------
Income before income taxes          $   (432)       $    593             $  (1,562)     $    (411)
                                    ========        ========             =========      =========

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

                                          Mail Order    Retail     Corporate     Total
                                          ----------    -------    ---------    -------
As of  12/29/2000
            Segment Assets                  $35,814     $28,191      $8,342     $72,347
As of 6/30/2000
            Segment Assets                  $33,575     $27,818      $6,572     $67,965


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

        The discontinued operations represented by MEDgenesis contributed net income after tax of $1.1 million or nine cents per share in the second quarter and $1.5 million or twelve cents per share for the six months ended December 29, 2000. This compares to net income after tax of $647,000 or five cents per share in last year's second quarter and $1.1 million or nine cents per share for the six months ended December 31, 1999. Revenue for MEDgenesis was $9.8 million, up 12 percent from last year's second quarter of $8.8 million. Revenue for the six months ended December 29, 2000 was $18.9 million, up 12 percent from $16.8 million for the six months ended December 31, 1999.

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

NOTE G--SIGNIFICANT CONCENTRATIONS

        Within the Mail Order segment, a major payor with whom Chronimed has a contract (represented as two major payors that merged into one during calendar year 1999) represented 39% of the Company's revenue in the second quarter of fiscal 2001 and 36% for the six months ended December 29, 2000. This compares to 26% in the second quarter of fiscal 2000 and 25% for the six months ended December 31, 1999.

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

NOTE I--RESTATEMENT

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

    In addition, management identified a large uncontracted payor in the Company's Retail segment that began paying claims in fiscal 2001 using a significantly lower rate schedule than the payor had previously used. As a result, the Company's traditional methods of estimating the revenue allowance for payor discounts did not accurately account for the significant reduction in reimbursement. The resulting overstatement of revenue in the first three fiscal quarters of fiscal 2001 totaled $1,918,000 ($760,000, $556,000 and $602,000 for the first, second and third quarters, respectively). The Company has taken to improve its methods for determining the revenue allowance for payor discounts.

    BAD DEBT EXPENSE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During fiscal 2001, management learned that personnel at the Company's Retail segment had fallen behind in posting cash receipts to customer accounts receivable records and were preparing aging reports that contained significant inaccuracies, which prevented timely and accurate monitoring of accounts receivable. Management determined that these inaccurate aging reports they had relied upon to estimate the allowance for doubtful accounts receivable at

    June 30, 2000 and the first three quarters of fiscal 2001 had caused them to underestimate the amount of the allowance at those dates. As a result, management has reassessed its estimate for doubtful accounts receivable and increased the allowance at June 30, 2000 and at the end of each of the first three quarters of fiscal 2001. The allowance for doubtful accounts and related bad debt expense was increased by $4,200,000 at June 30, 2000, and $989,000, $603,000 and $902,000 at the end of each of the first, second and third quarters, respectively, of fiscal 2001. The Company has taken steps to ensure the accuracy of the information on which it will base future estimates of doubtful accounts.

As a result, the fiscal 2000 financial statements, the 2000 and 2001 quarterly results of operations, and related disclosures included in this Quarterly Report have been restated to reflect the restatement of revenue, bad debt expense, and accounts receivable. The effect of restatement on the quarters and six-month periods ended December 29, 2000 and December 31, 1999 is shown in the table below:

                                                             QUARTER ENDED                      SIX MONTHS ENDED
                                                     ------------------------------      -------------------------------
                                                     DECEMBER 29,      DECEMBER 31,      DECEMBER 29,      DECEMBER 31,
                                                        2000               1999              2000              1999
                                                     ------------      ------------      ------------      ------------
 Net income from continuing operations,                $ 1,022            $  919           $  1,883           $   811
  as previously reported
 Impact of restatement for:
 Revenue overstatement                                    (967)             (558)            (1,928)           (1,062)
 Allowance for doubtful accounts                          (368)               --               (972)               --
                                                       -------            ------           --------           -------
 Net (loss) income from continuing operations,
  as restated                                          $  (313)           $  361           $ (1,017)          $  (251)
                                                       =======            ======           ========           =======


As a result of the foregoing accounting adjustments, the Company's fiscal 2000 and 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

STATEMENTS OF INCOME - RESTATEMENTS

                                                          QUARTER ENDED                            QUARTER ENDED
                                                        DECEMBER 29, 2000                         DECEMBER 31, 1999
                                                ---------------------------------         ---------------------------------
                                                 AS PREVIOUSLY                            AS PREVIOUSLY
                                                    REPORTED          AS RESTATED            REPORTED           AS RESTATED
                                                 -------------        -----------         -------------         -----------
Revenue                                              $ 70,680           $ 69,094              $ 58,346           $ 57,432
Gross profit                                            9,935              8,349                11,320             10,406
Income (loss) before income taxes                       1,757               (432)                1,507                593
Income tax (expense) benefit                             (735)               119                  (588)              (232)
Net income (loss) from continuing                    $  1,022           $   (313)             $    919           $    361
 operations
Net income                                           $  2,103           $    768              $  1,566           $  1,008

Basic and diluted earnings per share
Net income (loss) from continuing operations         $   0.08           $  (0.03)             $   0.08           $   0.03
Net income                                           $   0.17           $   0.06              $   0.13           $   0.08



                                                          SIX MONTHS ENDED                        SIX MONTHS ENDED
                                                          DECEMBER 29, 2000                       DECEMBER 31, 1999
                                                 --------------------------------         ---------------------------------
                                                 AS PREVIOUSLY                            AS PREVIOUSLY
                                                    REPORTED          AS RESTATED            REPORTED           AS RESTATED
                                                 -------------        -----------         -------------         -----------
Revenue                                              $135,099           $131,938              $109,224           $107,483
Gross profit                                           19,658             16,497                20,235             18,494
Income (loss) before income taxes                       3,191             (1,562)                1,330               (411)
Income tax (expense) benefit                           (1,308)               545                  (519)               160
Net income (loss) from continuing operations         $  1,883           $ (1,017)             $    811           $   (251)
Net income (loss)                                    $  3,428           $    528              $  1,894           $    832

Basic and diluted earnings per share
Net income (loss) from continuing operations         $   0.15           $  (0.08)             $   0.07           $  (0.02)
Net income                                           $   0.28           $   0.04              $   0.16           $   0.07



BALANCE SHEETS - RESTATEMENTS

                                                      AS OF DECEMBER 29, 2000                    AS OF JUNE 30, 2000
                                                ---------------------------------        ----------------------------------
                                                 AS PREVIOUSLY                            AS PREVIOUSLY
                                                    REPORTED          AS RESTATED            REPORTED           AS RESTATED
                                                 -------------        -----------         -------------         -----------
Accounts receivable, net                             $ 51,711           $ 39,367              $ 47,352           $ 39,762
Income taxes receivable                                   906              4,667                   774              1,901
Deferred tax assets                                     1,819              2,871                 1,819              3,652
Total assets                                           91,321             83,790                83,060             78,430
Retained earnings                                      17,700             10,169                14,271              9,641
Total shareholders' equity                             70,853             63,322                67,687             63,057

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


RESTATEMENT

        The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. These adjustments are limited to the Company's Retail segment. See
Note I to the Company's condensed consolidated financial statements.


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

CONTINUING OPERATIONS

REVENUES

        Chronimed is comprised of two operating segments, Mail Order and Retail, reflecting the business and how it is managed and resourced. The Mail Order segment currently includes the Biotech Injectables program and Organ Transplant Pharmacy, and prior to September 1, 2000, also included Home Service Medical
(HSM). (Chronimed sold the Home Service Medical business on September 1, 2000. See Note F of Notes to Consolidated Statements). The Retail segment includes the Company's HIV/AIDS StatScript Pharmacy, as well as the Clinical Partners' Strategic Services line and the Clinical Partners' case management line which was written off in the quarter ended December 31, 1999.

     Total revenue increased 20%, from $57.4 million to $69.1 million, for the second quarter ended December 31, 1999, and December 29, 2000, respectively. For the six months ended December 31, 1999, and December 29, 2000, total revenue increased 23% from $107.5 million to $131.9 million. The contribution each segment made to total revenue is discussed below.

     Mail Order segment revenue grew $7.5 million and 23% over last year's second quarter, from $32.2 million to $39.6 million. Year to date revenue grew $15.5 million and 26% from $59.0 million to $74.5 million for the six months ended December 31, 1999, and December 29, 2000, respectively. The growth was primarily from the addition of new patients from the Biotech Injectables contract with Aetna that became effective July 15, 2000. The Mail Order growth was partially offset by the sale of the Home Service Medical business during the first quarter of fiscal year 2001. HSM revenue was $5.3 million for the second quarter ended December 31, 1999, with no HSM revenue for the second quarter ended December 29, 2000. Revenue from the HSM business decreased $6.6 million from $8.8 million to $2.2 million for the six months ended December 31, 1999, and December 29, 2000, respectively.

     Retail segment revenue grew $4.2 million and 17% over last year's second quarter, from $25.3 million to $29.5 million. Year to date revenue grew $9.0 million from $48.5 million to $57.5 million for the six months ended December 31, 1999, and December 29, 2000, respectively. The StatScript retail operations grew $4.8 million and 19% in revenue over last year's second quarter. The StatScript Pharmacy grew $9.9 million and 21% in revenue in the six months ended December 29, 2000, compared to the first six months of fiscal 2000 despite last year's slowdown in store openings. The slowed store growth was due to the Company's fiscal 2000 focus on exploring strategic alternatives. Existing stores contributed 74% of the revenue growth for the six months ended December 29, 2001, compared to 38% of the growth for the six months ended December 31, 1999. New stores contributed 25% of the revenue growth for the six months ended December 29, 2000, compared to 62% of the growth for the six months ended December 31, 1999. StatScript's growth was partially offset by a $600,000 decline over last year's second quarter revenue due to the fiscal 2000 exit from the Clinical Partners case management line. Revenue from Clinical Partners business decreased $900,000 in the six months ended December 29, 2000, compared to the same period in the prior year.

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

GROSS PROFIT

     Gross profit dollars for the second quarter decreased $2.1 million or 20%, from $10.4 million last year to $8.3 million this year. Year to date gross profit dollars decreased $2.0 million or 11%, from $18.5 million last year to $16.5 million this year. The sale of the HSM business reduced margin dollars $1.6 million in the second quarter ended December 29, 2000, and $2.2 million for the six months ended December 29, 2000, compared to the same periods in the prior year. The additional $500,000 decrease in gross profit dollars in the second quarter was primarily the result of significant reimbursement pressure in the StatScript retail segment. The additional $200,000 increase in gross profit dollars in the six-month period was due to increased margin dollars in the Mail Order business resulting from higher revenues.

     Second quarter gross profit percentage decreased from 18.1% last year to 12.1% this year. Year to date gross profit percentage decreased from 17.2% to 12.5% for the six months ended December 31, 1999, and December 29, 2000, respectively. Approximately 1.2 percentage points of the gross profit decline was due to the sale of HSM and its higher gross profit percentage relative to the rest of the business. The remaining decrease in gross profit percentage was due to reduced margins in both the Mail Order and Retail businesses. The Company is experiencing ongoing pressure from payors, including HMOs, insurance companies, and the government, to provide products and services at lower reimbursement rates. The Company expects continued margin pressure in both the Mail Order and Retail businesses. In the Retail business in particular, the Company has noticed a recent decline in reimbursement rates from a few significant indemnity payors that has resulted in decreased gross margins.

SELLING AND MARKETING EXPENSES

     Overall selling and marketing expenses in the second quarter were down approximately $390,000 and 37% compared to last year's second quarter, on revenue growth of 20%. Year to date selling and marketing expenses were down $480,000 and 21% compared to last year's first six months on overall revenue growth of 23%. As a percentage of revenue, selling and marketing expenses dropped from 1.8% in last year's second quarter to 1.0% in this year's second quarter. The percentage dropped from 2.1% in last year's first six months to 1.3% in this year's first six months. Selling and marketing expenses decreased as a result of the Home Service Medical sale in the first quarter of fiscal year 2001 and the discontinuance of the Clinical Partners contract/case management line in the third quarter of fiscal 2000. The decrease totaled $500,000 for the fiscal 2001 second quarter compared to last year's second quarter, and $700,000 for the six months ended December 29, 2000, compared to the same period in the prior year. This decrease was partially offset by expanded selling efforts in the Mail Order segment of approximately $100,000 in second quarter and $175,000 for the six months ended December 29, 2000, compared to the same periods in the prior year.

GENERAL AND ADMINISTRATIVE AND BAD DEBT EXPENSES

     Combined general and administrative (G&A) and bad debt expenses for the second quarter totaled $8.2 million, down $500,000 from $8.7 million last year. As a percentage of revenue, combined G&A and bad debt expenses decreased from 15.1% last year to 11.9% this year. Year to date expenses were down $200,000 from $16.6 million to $16.4 million for the six months ended December 31, 1999, and December 29, 2000, respectively. As a percentage of revenue, year to date G&A expenses decreased from 15.4% last year to 12.4% this year. Combined G&A and bad debt expenses decreased for several reasons. First, Chronimed incurred $470,000 of costs related to the Company's pursuit of strategic alternatives in the second quarter of fiscal 2000 and $880,000 for the six months ended December 31, 1999. The Company incurred no such related costs for the six months ended December 29, 2000. When Chronimed announced its intention to spin off its Diagnostic Products business in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives with an investment banker. Second, G&A costs decreased approximately $400,000 within the Clinical Partners case management and strategic services lines in the Retail segment in last year's second quarter and decreased $1.1 million for the six months ended December 31, 2000. The Clinical Partners case management line was written off and shut down in the third quarter of fiscal 2000. Third, the Home Service Medical ("HSM") business within the Mail Order segment incurred $350,000 less in G&A expenses during this year's second quarter compared to the same period last year. Year to date HSM G&A expenses were down $450,000 for the six months ended December 29, 2000, compared to the six months ended December 31, 1999. Due to its sale September 1, 2000, the HSM business operated as a business unit of Chronimed only two of the six months for the six months ended December 29, 2000. Fourth, bad debt expense did not change materially year over year. Bad debt expense for the second quarter ended December 29, 2000, totaled $1.0 million or 1.5% of revenue, compared to $1.1 million, or 2.0% of revenue, in the second quarter of fiscal year 2000. For the six months ended December 29, 2000, bad debt expense totaled $2.1 million, or 1.6% of revenue, compared to $1.8 million, or 1.7% of revenue, for the six months ended December 31, 1999. These higher than expected levels of bad debt expense in both years were primarily the result of the Company's restatement (see Note I) and the related assessment of the Company's allowance for doubtful accounts in the Retail segment.

     Offsetting the above noted net decrease in spending, absolute dollars spent on segment G&A in the second quarter and six months ended December 29, 2000, increased over last year both in the Mail Order segment and in the StatScript business of the Retail segment. This increase is due to an increase in variable expenses that have grown directly with revenue which was up 20% and 23% in the respective second quarter and six-month period, including StatScript pharmacy operations, customer service, billing and fulfillment.

INTEREST INCOME AND INTEREST EXPENSE

     Net interest income increased to $101,000 in the second quarter of fiscal 2001 with $133,000 of interest income and $32,000 of interest expense. In the second quarter of fiscal 2000, net interest expense totaled $59,000 with $20,000 interest income and $79,000 of interest expense. Net interest income increased from net interest expense of $82,000 in last year's first six months to net interest income of $103,000 in this year's first six months. Interest income increased in the second quarter and year to date fiscal 2001 compared to the prior year primarily as a result of the interest from the $3.8 million note receivable from the sale of the Home Service Medical business in the first quarter of fiscal 2001.

INCOME TAXES

     The Company's income tax rate was approximately 28% for the second quarter ended December 29, 2000, and 38% in the first quarter ended September 29, 2000, resulting in a fiscal 2001 year to date rate of 35%. The income tax rate for the same periods last year was 39%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4.4 million for the six months ended December 29, 2000. Receivables increased by $1.3 million, net of the sale of HSM assets, due primarily to revenue growth. Inventory increased $2.9 million due to revenue growth and the timing of large wholesaler purchases. Days on hand inventory was at eleven days at June 30, 2000, and at ten days at December 29, 2000. Accounts payable and accrued expenses increased $2.2 million and other assets increased $1.0 million due to timing of payments. Depreciation and amortization totaled $1.8 million for the six months ended December 29, 2000.

     Net cash generated by investing activities was $1.3 million for the six months ended December 29, 2000. The Company received $2.7 million in proceeds from the sale of the Home Service Medical business in the first quarter of fiscal 2001. Cash used in investing activities consisted of $170,000 for a small pharmacy acquisition and $1.3 million for capital expenditures primarily for leasehold improvements for StatScript pharmacies and information systems.

     Net cash provided by financing activities totaled $3.1 million for the six months ended December 29, 2000. Financing activities provided cash in the amount of $2.8 million from short-term borrowing on the line of credit and $300,000 from the issuance of common stock under employee stock option and purchase programs.

     As of December 29, 2000 Chronimed had working capital of $36.1 million compared to $36.4 million as of June 30, 2000. The Company expects working capital requirements for accounts receivable and inventory to increase as revenues increase. The Company's accounts receivable are generally with payors for which the collection periods vary depending on the practices of the individual payor and whether or not Chronimed has a contract with the payor. The Company's inventory is purchased primarily from a large wholesaler, as well as from specific manufacturers. Should the Company's purchasing mix shift more to direct purchases from manufacturers, its inventory requirements could increase. However, the Company believes that any increase in its inventory requirements from manufacturers would likely be offset by extended payment terms, resulting in a neutral to positive impact on cash flow.

     The Company sold its MEDgenesis subsidiary to Medisys PLC on January 5, 2001. The $39.975 million received from the sale consisted of $30.475 million in cash and $9.5 million in Medisys common stock. The Company is in the process of converting the stock to cash through regular sales with potential investment gain or loss on the sale. The Company expects to ultimately net approximately $25 million in after-tax proceeds from the sale of MEDgenesis. The Company plans to use the proceeds to support its high-growth revenue plans, including working capital expansion and potential acquisitions, including the just-announced February 2, 2001, purchase of American Prescription Providers, Inc. retail specialty pharmacies (see Note H). The Company has a discretionary line of credit of $15 million and has no long-term debt. Shareholder's equity was $63.3 million at the end of this year's second quarter and $63.1 million at fiscal 2000 year-end.

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

Matter 1: Election of Directors

        The director nominees described in the Company's Proxy Statement were elected as follows:

                                                                  For                  Withhold
                                                               ----------              --------
        John Howell Bullion  Class III, three year term        10,316,857               845,905
        David R. Hubers      Class III, three year term        10,390,357               772,405

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

Matter 2: Appointment of Independent Auditors

        The appointment of Ernst & Young LLP as Independent Auditors for the 2001 fiscal year was ratified as follows:

               For           Against        Abstain       Broker Non-vote
            ----------       -------        -------       ---------------
            10,857,068       246,464         59,240              0

Matter 3: Approval of the Chronimed Inc. 2001 Stock Incentive Plan

        The 2001 Stock Incentive Plan deems available 760,296 un-issued shares authorized under existing plans and designates 1,000,000 newly authorized shares for grant issuance. The Chronimed Inc. 2001 Stock Incentive Plan was approved as follows:

               For           Against        Abstain       Broker Non-vote
            ---------       ---------       -------       ---------------
            4,103,861       2,430,386        36,906          4,591,609

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



                                      CHRONIMED INC.
                                      (REGISTRANT)

October 11, 2001                      By /s/ Henry F. Blissenbach
----------------                         ---------------------------------------
      Date                               Henry F. Blissenbach
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


October 11, 2001                         /s/ Gregory H. Keane
----------------                         ---------------------------------------
      Date                               Gregory H. Keane
                                         Vice President, Chief Financial Officer