Form 10-Q/A
period 2001-03-30
CHRONIMED INC
filed 2001-10-12
CIK 883813

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


                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     .
                                             -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value - 12,314,910 shares outstanding as of April 30, 2001

                                INTRODUCTORY NOTE

     The purpose of this Form 10-Q/A is to restate the quarterly condensed consolidated financial statement for the quarter and nine months ended March 30, 2001 and March 31, 2000 for Chronimed Inc. ("Chronimed" or the "Company") (See Note M). The Company issued press releases on June 14, 2001 and June 21, 2001, which it filed as exhibits to Form 8-K dated the same dates, relating to its intention to restate certain of its financial statements. The Company is concurrently filing a Form 10-K for its fiscal year ended June 29, 2001 that includes restated financial statements for fiscal year 2000, and a Form 10-Q/A for each of the quarterly periods ended September 29, 2000, December 29, 2000, and March 29, 2001.

     The matters relating to the restatement referenced in the fiscal 2001 Form 10-K have a financial statement impact for the periods covered by this 10-Q/A as follows:

     Revenue--For the quarter ended March 31, 2000, decrease revenue by $979,000. For the quarter ended March 30, 2001, decrease revenue by $1.4 million. For the nine months ended March 31, 2000, decrease revenue by $2.7 million. For the nine months ended March 30, 2001, decrease revenue by $4.5 million.

     Bad Debt Expense--There was no restatement of bad debt expense for the quarter or nine months ended March 31, 2000. For the quarter ended March 30, 2001, increase bad debt expense by $902,000. For the nine months ended March 30, 2001, increase bad debt expense by $2.5 million.

     Gain on Sale of Discontinued Operations--For the quarter and nine-months ended March 30, 2001, increase the gain on sale of discontinued operations by $938,000. There is no restatement effect during the fiscal year 2000.

     Net Income-- For the quarter ended March 31, 2000, decrease net income by $598,000. For the quarter ended March 30, 2001, decrease net income by $436,000. For the nine months ended March 31, 2000, decrease net income by $1.7 million. For the nine months ended March 30, 2001, decrease net income by $3.3 million.

     Accounts Receivable--At June 30, 2000 reduce accounts receivable by $7.6 million. At March 31, 2001 reduce accounts receivable by $14.6 million.

     Income taxes receivable/payable--At June 30, 2000 increase income taxes receivable by $1.1 million. At March 30, 2001 decrease income taxes payable by $5.6 million.

     Deferred Tax Assets--At June 30, 2000 increase deferred tax assets by $1.8 million. At March 31, 2001 increase deferred tax assets by $1.1 million.

     The principal effects of the change on the accompanying financial statements are presented in Note M to the Company's condensed consolidated financial statements.

     For purposes of this Form 10-Q/A, and in accordance with rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly periods ended March 30, 2001, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (as restated)

                  Consolidated Balance Sheets
                           March 30, 2001 (unaudited) and June 30, 2000

                  Consolidated Statements of Operations (unaudited) For the
                           three months ended March 30, 2001, and March 31, 2000; For the nine months ended March 30, 2001, and March 31, 2000

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

         b.)      Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 30,
                                                                          2001                JUNE 30,
                                                                      (UNAUDITED)               2000
                                                                 -------------------------------------------
                                                                     (As restated)           (As restated)
ASSETS
Current assets
  Cash and cash equivalents                                         $         9,662          $            -
  Available-for-sale securities                                               2,541                       -
  Accounts receivable (net of allowances of $13,169                          41,959                  39,762
      at March 30, 2001, and $8,459 at June 30, 2000)
  Income taxes receivable                                                         -                   1,901
  Inventory                                                                   6,661                   6,111
  Other current assets                                                        1,105                     848
  Deferred taxes                                                              2,363                   3,144
------------------------------------------------------------------------------------------------------------
    Total current assets                                                     64,291                  51,766

Property and equipment
  Property and equipment                                                     16,229                  14,889
  Allowance for depreciation                                                 (9,226)                 (8,338)
------------------------------------------------------------------------------------------------------------
                                                                              7,003                   6,551

Goodwill, net                                                                23,828                   9,031
Net assets of discontinued operations                                             -                  10,465
Deferred taxes                                                                  508                     508
Other assets                                                                    156                     109
------------------------------------------------------------------------------------------------------------
  Total assets                                                      $        95,786          $       78,430
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  $        13,353          $       10,507
  Accrued expenses                                                            3,243                   2,366
  Income taxes payable                                                        3,215                       -
  Short-term debt                                                                 -                   2,500
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                19,811                  15,373

Shareholders' equity
  Preferred Stock                                                                 -                       -
  Common Stock, issued and outstanding shares--
    12,295 and 12,147, respectively                                             123                     121
  Additional paid-in capital                                                 54,687                  52,839
  Retained earnings                                                          23,451                   9,641
------------------------------------------------------------------------------------------------------------
                                                                             78,261                  62,601
  Accumulated other comprehensive income --
   Unrealized (loss) gain on available-for-sale securities                   (2,286)                    456
------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                               75,975                  63,057

------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $        95,786          $       78,430
============================================================================================================

See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                    QUARTER ENDED                        NINE MONTHS ENDED
                                                       --------------------------------------  -------------------------------------
                                                             MARCH 30,           MARCH 31,          MARCH 30,           MARCH 31,
                                                               2001                2000               2001                2000
                                                       ------------------- ------------------  ------------------  -----------------
                                                           (As restated)      (As restated)      (As restated)      (As restated)
REVENUES
  Mail Order                                              $    39,422         $    29,386        $   113,891         $     88,369
  Retail                                                       38,569              27,231             96,038               75,731
------------------------------------------------------------------------------------------------------------------------------------
    Total Revenue                                              77,991              56,617            209,929              164,100
            Yr to Yr Growth                                      37.8%               28.5%              27.9%                36.3%
COSTS AND EXPENSES
  Cost of revenues                                             68,863              47,463            184,304              136,452
    Gross profit                                                9,128               9,154             25,625               27,648
             % of Revenue                                        11.7%               16.2%              12.2%                16.8%

  Selling and marketing                                           700               1,127              2,472                3,380
  General and administrative                                    7,818               6,997             22,118               21,735
  Bad debt expense                                              1,314                 607              3,416                2,439
  Other expense - Clinical Partners write-off                       0               5,500                  0                5,500
------------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                    9,832              14,231             28,006               33,054
             % of Revenue                                        12.6%               25.1%              13.3%                20.1%

(LOSS) FROM OPERATIONS                                           (704)             (5,077)            (2,381)              (5,406)
             % of Revenue                                        -0.9%               -9.0%              -1.1%                -3.3%

  Interest income                                                 289                   8                472                   28
  Interest (expense)                                              (11)                (51)               (91)                (153)
  Other (expense)                                                (250)                  -               (238)                   -
------------------------------------------------------------------------------------------------------------------------------------

(LOSS) BEFORE INCOME TAXES                                       (676)             (5,120)            (2,238)              (5,531)
  Income tax benefit                                              265               1,996                810                2,156

(LOSS) FROM CONTINUING OPERATIONS                                (411)             (3,124)            (1,428)              (3,375)
             % of Revenue                                        -0.5%               -5.5%              -0.7%                -2.1%

DISCONTINUED OPERATIONS
(Loss) Income from Discontinued Operations, net of tax            (83)                635              1,462                1,718
Gain on sale of Discontinued Operations, net of tax            13,776                   -             13,776                    -
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $    13,282         $    (2,489)       $    13,810             $ (1,657)
====================================================================================================================================
             % of Revenue                                        17.0%               -4.4%               6.6%                -1.0%


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  (Loss) from Continuing Operations                             (0.03)              (0.26)             (0.12)               (0.28)
  Income/Gain from Discontinued Operations                       1.12                0.05               1.25                 0.14
------------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss) per share                             $      1.09         $     (0.21)       $      1.13              $ (0.14)
====================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED         12,222              12,133             12,174               12,106



See notes to consolidated financial statements.

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                            ----------------------------------------------
                                                                               MARCH 30, 2001           MARCH 31, 2000
                                                                            ---------------------    ---------------------
                                                                               (As restated)            (As restated)
OPERATING ACTIVITIES:
  Net income (loss)                                                                     $ 13,810                 $ (1,657)
  Less income/gain from discontinued operations                                           15,238                    1,718

    (Loss) from continuing operations                                                     (1,428)                  (3,375)

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                        3,113                    3,229
      Deferred income taxes                                                                  781                        -
      Gain on sale of business                                                               (22)                       -
      Loss on sale of available-for-sale securities                                          260                        -
      Write-off of Clinical Partners contract management line                                  -                    5,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                               (3,075)                  (8,397)
        Income taxes                                                                       5,116                   (3,457)
        Inventory                                                                             63                   (1,340)
        Accounts payable                                                                   2,846                   (1,435)
        Accrued expenses                                                                     730                      138
        Other assets                                                                        (521)                     656
--------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                                  7,863                   (8,481)

INVESTING ACTIVITIES:
  Acquisitions                                                                           (17,194)                       -
  Proceeds from sale of Home Service Medical Business                                      2,734                        -
  Purchases of property and equipment                                                     (2,431)                  (1,002)
  Sale of available-for-sale securities                                                    4,413                        -
--------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                            (12,478)                  (1,002)

FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                                                 913                      264
  Net (repayments) proceeds from borrowings                                               (2,500)                   4,200
--------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                                 (1,587)                   4,464

CASH PROVIDED BY DISCONTINUED OPERATIONS                                                  15,864                    2,240
--------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                           9,662                   (2,779)
Cash and cash equivalents at beginning of period                                               -                    3,312
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $ 9,662                    $ 533
==========================================================================================================================


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

                                                                                               Retail              Total
                                                                          Mail Order        (As Restated)      (As restated)
                                                                        --------------     ---------------     --------------
For the Quarter Ended 3/30/2001
       Revenue                                                                $39,422             $38,569            $77,991
       Income from Operations                                                     197                (974)              (777)
For the Quarter Ended 3/31/2000
       Revenue                                                                $29,386             $27,231            $56,617
       Income (Loss) from Operations                                             (245)             (5,119)            (5,364)
       Income (Loss) from Ops. - excluding Clinical Partners write-off           (245)                381                136

For the Nine Months Ended 3/30/2001
       Revenue                                                               $113,891             $96,038           $209,929
       Income (Loss) from Operations                                              361              (3,407)            (3,046)
For the Nine Months Ended 3/31/2000
       Revenue                                                                $88,369             $75,731           $164,100
       Income (Loss) from Operations                                               94              (4,758)            (4,664)
       Income from Ops. - excluding Clinical Partners write-off                    94                 742                836

         The difference between segment totals and the Company's consolidated totals consists of over/under allocated corporate general and administrative expenses and other non-operating items, both of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to the Company's consolidated totals.

                                                   Quarter Ended                            Nine Months Ended
                                       ---------------------------------------   ---------------------------------------
                                        March 30, 2001       March 31, 2000       March 30, 2001       March 31, 2000
                                        --------------       --------------       --------------       --------------
                                         (As restated)        (As restated)        (As restated)        (As restated)
                                         -------------        -------------        -------------        -------------
Total Consolidated Revenue:                      $77,991              $56,617             $209,929             $164,100

INCOME FROM OPERATIONS
Total for reportable segments                       (777)              (5,364)              (3,046)              (4,664)
Unallocated amounts:
 -  Corporate G&A                                     73                  287                  665                 (742)
 -  Interest income                                  289                    8                  472                   28
 -  Interest (expense)                               (11)                 (51)                 (91)                (153)
 -  Other income (expense)                          (250)                   -                 (238)                   -

                                       ------------------   ------------------   ------------------   ------------------
Income before income taxes                         ($676)             ($5,120)             ($2,238)             ($5,531)
                                       ==================   ==================   ==================   ==================

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


                                                   Retail                               Total
                               Mail Order       (As restated)      Corporate        (As restated)
                            ----------------  ----------------  ----------------   ----------------
As of  3/30/2001
       Segment Assets          $     30,830      $     48,243      $    16,713        $    95,786

As of 6/30/2000
       Segment Assets          $     33,575      $     27,818      $     6,572        $    67,965


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

         The following shows the calculation of the reported gain from the sales transaction, as restated (see Note M):

(in thousands)
Purchase price proceeds                                $    39,975
Less estimated transaction and other related costs          (4,484)
Less estimated net book value of assets                    (11,585)
                                                      -------------
Estimated gain before income taxes                          23,906
Less estimated income taxes                                (10,130)
                                                      -------------

Estimated gain                                         $    13,776
                                                      =============



         The following shows the estimated transaction costs:

(in thousands)
Contract assignment costs                              $ (1,000)
Miscellaneous acquisition costs                          (1,320)
Severance (see Note I of Notes to
    Consolidated Statements)                             (2,164)
                                                      ----------

Estimated transaction and other related costs          $ (4,484)
                                                      ==========

         Chronimed presented Income from Discontinued Operations separately from the gain on the sale of Discontinued Operations on the income statement. In total, the Discontinued Operations contributed net income after tax of $13.7 million, or $1.12 per share in the third quarter of fiscal 2001. For the nine months ended March 30, 2001, gain on the sale contributed $13.8 million and income from operations contributed $1.5 million net of tax. Net income after tax totaled $15.2 million, or $1.25 per share. In last year's third quarter net income after tax was $635,000, or five cents per share and for the nine months ended March 31, 2000, net income after tax was $1.7 million, or fourteen cents per share.

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

NOTE G--SIGNIFICANT CONCENTRATIONS

         Within the Mail Order segment, Chronimed has contracted with a single payor who contributed 34% of the Company's revenue in the third quarter of fiscal 2001 and 35% for the nine months ended March 30, 2001. This compares to 27% in the third quarter of fiscal 2000 and 26% for the nine months ended March 31, 2000.

NOTE H--ACQUISITION

         On February 2, 2001, Chronimed acquired four retail pharmacies from American Prescription Providers, Inc. ("APP"), a provider of specialty pharmaceutical products for people with chronic conditions such as HIV/AIDS and organ transplant. Chronimed paid cash for substantially all of the assets of the four pharmacies, including inventory, furniture, equipment, leasehold improvements and intangible assets. The Company used the cash proceeds of its January 5, 2001, MEDgenesis sale to fund the APP pharmacy acquisition.

NOTE I--RELATED PARTY TRANSACTIONS

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

NOTE J--SALE OF SECURITIES

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

NOTE K--COMPREHENSIVE INCOME

         Comprehensive income at March 30, 2001, for the quarter ended was $12.0 million and for the nine months ended was $12.1 million.

NOTE L--SUBSEQUENT EVENTS

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

NOTE M--RESTATEMENT

The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. These adjustments are limited to the Company's Retail segment. The restatement also reflects an increase to the gain reported in the Company's results from discontinued operations from the sale of MEDgenesis in the third quarter of fiscal 2001. The changes to the financial statements resulting from the restatement are described below.

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

     BAD DEBT EXPENSE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     During fiscal 2001, management learned that personnel at the Company's Retail segment had fallen behind in posting cash receipts to customer accounts receivable records and were preparing aging reports that contained significant inaccuracies, which prevented timely and accurate monitoring of accounts receivable. Management determined that these inaccurate aging reports they had relied upon to estimate the allowance for doubtful accounts receivable at June 30, 2000 and the first three quarters of fiscal 2001 had caused them to underestimate the amount of the allowance at those dates. As a result, management has reassessed its estimate for doubtful accounts receivable and increased the allowance at June 30, 2000 and at the end of each of the first three quarters of fiscal 2001. The allowance for doubtful accounts was increased by $4,200,000 at June 30, 2000, and $989,000, $603,000 and $902,000 at the end of each of the first, second and third quarters, respectively, of fiscal 2001. The Company has taken steps to ensure the accuracy of the information on which it will base future estimates of doubtful accounts.

DISCONTINUED OPERATIONS

     GAIN ON SALE OF MEDGENESIS

     The financial statements for the third quarter of fiscal year 2001 have also been restated to reflect a correction in the computation of the gain on sale of MEDgenesis in January 2001. The restated gain was $13.8 million rather than $12.8 million as previously reported by the Company. In the original determination of the gain, the net book value of MEDgenesis' assets was overstated because certain liabilities had not been properly assigned to MEDgenesis, which resulted in the gain on sale reflected in Discontinued Operations being understated by $1.0 million.

The principal effects of these adjustments for the quarters and nine-month periods ended March 31, 2000 and March 30, 2001 are set forth below.

                                                                                 QUARTER ENDED                 NINE MONTHS ENDED
                                                                          --------------------------       -------------------------
                                                                          MARCH 30,        MARCH 31,       MARCH 30,       MARCH 31,
                                                                            2001             2000            2001            2000
                                                                          ---------        --------        ---------       -------
 Net income (loss) from continuing operations, as
previously reported                                                       $    963         $(2,526)        $  2,846        $(1,715)
 Impact of restatement for:
    Revenue Overstatement                                                     (825)           (598)          (2,753)        (1,660)
    Allowance for Doubtful Accounts                                           (549)           --             (1,521)          --
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) from continuing operations,                                (411)         (3,124)          (1,428)        (3,375)
as restated
Net income/gain from discontinued operations,                               12,755             635           14,300          1,718
net of tax as previously reported

 Impact of restatement for:
    Gain on sale correction                                                    938            --                938           --
------------------------------------------------------------------------------------------------------------------------------------
Net income/gain from discontinued operations,                               13,693             635           15,238          1,718
net of tax, as restated
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                $ 13,282         $(2,489)        $ 13,810        $(1,657)
====================================================================================================================================


As a result of the foregoing accounting adjustments, the Company's fiscal 2000 and 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

STATEMENTS OF OPERATIONS - RESTATEMENTS

                                                                    QUARTER ENDED                           QUARTER ENDED
                                                                    MARCH 30, 2001                          MARCH 31, 2000
                                                           ---------------------------------       ---------------------------------
                                                           AS PREVIOUSLY                           AS PREVIOUSLY
                                                              REPORTED           AS RESTATED          REPORTED           AS RESTATED
                                                           -------------        ------------       -------------         -----------
Revenue                                                       $ 79,343            $ 77,991            $ 57,596            $ 56,617
Gross profit                                                    10,480               9,128              10,133               9,154
Income (loss) before income taxes                                1,578                (676)             (4,141)             (5,120)
Income tax (expense) benefit                                      (615)                265               1,615               1,996
Net income (loss) from continuing                             $    963            $   (411)           $ (2,526)           $ (3,124)
 operations
Net income (loss)                                             $ 13,718            $ 13,282            $ (1,891)           $ (2,489)
Net income (loss) per share from continuing operations
    Basic                                                     $   0.08            $  (0.03)           $  (0.21)           $  (0.26)
    Diluted                                                   $   0.08            $  (0.03)           $  (0.21)           $  (0.26)
Net income (loss) per share
    Basic                                                     $   1.12            $   1.09            $  (0.16)           $  (0.21)
    Diluted                                                   $   1.08            $   1.09            $  (0.16)           $  (0.21)


STATEMENTS OF OPERATIONS - RESTATEMENTS

                                                                    NINE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      MARCH 30, 2001                        MARCH 31, 2000
                                                           ---------------------------------       ---------------------------------
                                                           AS PREVIOUSLY                           AS PREVIOUSLY
                                                              REPORTED           AS RESTATED          REPORTED           AS RESTATED
                                                           -------------        ------------       -------------         -----------
Revenue                                                      $ 214,442           $ 209,929          $ 166,820             $ 164,100
Gross profit                                                    30,138              25,625             30,368                27,648
Income (loss) before income taxes                                4,769              (2,238)            (2,811)               (5,531)
Income tax (expense) benefit                                    (1,923)                810              1,096                 2,156
Net income (loss) from continuing operations                 $   2,846           $  (1,428)         $  (1,715)            $  (3,375)
Net income (loss)                                            $  17,146           $  13,810          $       3             $  (1,657)
Net income (loss) per share from
 continuing operations
    Basic                                                    $    0.23           $   (0.12)         $   (0.14)            $   (0.28)
    Diluted                                                  $    0.23           $   (0.12)         $   (0.14)            $   (0.28)
Net income (loss) per share
    Basic                                                    $    1.41           $    1.13          $    0.00             $   (0.14)
    Diluted                                                  $    1.39           $    1.13          $    0.00             $   (0.14)

BALANCE SHEETS - RESTATEMENTS

                                                                 AS OF MARCH 30, 2001                    AS OF JUNE 30, 2000
                                                           ---------------------------------       ---------------------------------
                                                           AS PREVIOUSLY                           AS PREVIOUSLY
                                                              REPORTED           AS RESTATED          REPORTED           AS RESTATED
                                                           -------------        ------------       -------------         -----------
Accounts receivable, net                                     $   56,556           $ 41,959           $ 47,352             $ 39,762
Total assets                                                    109,331             95,786             83,060               78,430
Retained earnings                                                31,417             23,451             14,271                9,641
Total shareholders' equity                                       83,941             75,975             67,687               63,057

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

RESTATEMENT

         The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. These adjustments are limited to the Company's Retail segment. See Note M to the financial statements.

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

      Total revenue increased 38%, from $56.6 million to $78.0 million, for the third quarter ended March 31, 2000, and March 30, 2001, respectively. For the nine months ended March 31, 2000, and March 30, 2001, total revenue increased 28% from $164.1 million to $209.9 million. The contribution each segment made to total revenue is discussed below.

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

      Retail segment revenue grew $11.3 million and 42% over last year's third quarter, from $27.2 million to $38.6 million. Year to date revenue grew $20.3 million and 27% from $75.7 million to $96.0 million for the nine months ended March 31, 2000, and March 30, 2001, respectively. The StatScript retail operations grew $12.0 million and 45% in revenue over last year's third quarter. The StatScript Pharmacy grew $21.9 million and 30% in revenue in the nine months ended March 30, 2001, compared to the first nine months of fiscal 2000. The February 2001 APP acquisition contributed approximately $5.0 million of the $12.0 million in revenue growth in the third quarter of fiscal 2001. In addition, existing stores contributed $7.0 million in revenue growth, with most of this growth coming from stores opened 24 months or longer. For the nine months ended March 30, 2001, the APP acquisition contributed approximately $5.0 million in revenue growth, with the remaining stores contributing approximately $17 million (most of this growth comes from stored opened 24 months or longer). StatScript's growth was partially offset by a $700,000 decline over last year's third quarter revenue due to the fiscal 2000 exit from the Clinical Partners case management line. Revenue from Clinical Partners business decreased $1.6 million in the nine months ended March 30, 2001, compared to the same period in the prior year.

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

GROSS PROFIT

      Gross profit dollars for the third quarter were flat from year to year, at $9.1 million. Year to date gross profit dollars decreased $2.0 million, or 7%, from $27.6 million last year to $25.6 million this year. The sale of the HSM business reduced margin dollars $600,000 in the three months ended March 30, 2001, and $2.8 million for the nine months ended March 30, 2001, compared to the same periods in the prior year. This decrease was offset by increased margin dollars resulting from higher revenues in the Injectables, Transplant, and StatScript businesses.

      Third quarter gross profit percentage decreased from 16.2% last year to 11.7% this year. Year to date gross profit percentage decreased from 16.8% to 12.2% for the nine months ended March 31, 2000, and March 30, 2001, respectively. The gross profit decline was partially due to the sale of HSM and its higher gross profit percentages relative to the rest of the business. The decrease in gross profit percentage was primarily due to pricing pressure and thus reduced margins in both the Mail Order and Retail businesses. The margin decline was substantial in the Retail business where the Company more recently experienced significantly reduced reimbursement rates from several non-contracted payors. Pressure from payors, including HMOs, insurance companies, and the government, to provide products and services at lower reimbursement rates is ongoing. The Company expects continued margin pressure in both the Mail Order and Retail businesses.

SELLING AND MARKETING EXPENSES

      Overall selling and marketing expenses in the third quarter were down approximately $430,000 and 38% compared to last year's third quarter, on revenue growth of 38%. Year to date selling and marketing expenses were down $910,000 and 27% compared to last year's first nine months on overall revenue growth of 28%. As a percentage of revenue, selling and marketing expenses dropped from 2.0% in last year's third quarter to 0.9% in this year's third quarter. The percentage dropped from 2.1% in last year's first nine months to 1.2% in this year's first nine months. Selling and marketing expenses decreased as a result of the Home Service Medical sale in the first quarter of fiscal year 2001 and the discontinuance of the Clinical Partners case management line in the third quarter of fiscal 2000. The decrease totaled $500,000 for the fiscal 2001 third quarter compared to last year's third quarter, and $1.2 million for the nine months ended March 30, 2001, compared to the same period in the prior year. This decrease was partially offset by expanded selling efforts in the Mail Order and Retail segments in fiscal 2001 compared to fiscal 2000.

GENERAL AND ADMINISTRATIVE AND BAD DEBT EXPENSES

      Combined general and administrative (G&A) and bad debt expenses for the third quarter totaled $9.1 million, up from $7.6 million last year. As a percentage of revenue, combined G&A and Bad debt expenses decreased from 13.4% last year to 11.7% this year. Year to date expenses increased $1.4 million from $24.2 million to $25.5 million for the nine months ended March 31, 2000, and March 30, 2001, respectively. As a percentage of revenue, year to date expenses decreased from 14.7% last year to 12.2% this year. Combined G&A and bad debt expenses increased for several reasons. First, Chronimed incurred $49,000 of costs related to the Company's pursuit of strategic alternatives in the third quarter of fiscal 2000 and $931,000 for the nine months ended March 31, 2000. The Company incurred no such related costs for the nine months ended March 30, 2001. When Chronimed announced its intention to spin off its Diagnostic Products business in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives.

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

      Fourth, partially offsetting the above decrease in spending, bad debt expense increased in each of the respective periods. Bad debt expense for the third quarter ended March 30, 2001, totaled $1.3 million or 1.7% of revenue, compared to $607,000, or 1.1% of revenue, in the third quarter of fiscal year 2000. For the nine months ended March 30, 2001, bad debt expense totaled $3.4 million or 1.6% of revenue, compared to $2.4 million, or 1.5% of revenue, for the nine months ended March 31, 2000. These expenses were primarily the result of the Company's restatement (see Note M) and the related assessment of the Company's allowance for doubtful accounts in the Retail segment.

      Also offsetting some of the year over year decreases, absolute dollars spent on segment G&A in the nine months ended March 30, 2001, increased over last year both in the Mail Order segment and in the StatScript business of the Retail segment. This increase is due to an increase in variable expenses that have grown directly with revenue, which is up 38% and 28% in the respective quarter and nine-month periods, including StatScript pharmacy operations, customer service, billing and fulfillment.

INTEREST INCOME AND INTEREST EXPENSE

      Net interest income increased to $278,000 in the third quarter of fiscal 2001. In the third quarter of fiscal 2000, net interest expense totaled $43,000. Net interest income increased from net interest expense of $125,000 in last year's first nine months to net interest income of $381,000 in this year's first nine months. Interest income increased in the third quarter of fiscal 2001 and year to date compared to the prior year primarily as a result of the interest coming from the $30.475 million cash received in the sale of the Company's MEDgenesis subsidiary in January 2001. As of March 30, 2001, a portion of the cash proceeds had been utilized to fund the acquisition of APP and to fund continuing operations. The Company also received a $3.8 million note receivable, accruing

11% interest, from the sale of the Home Service Medical business in the first quarter of fiscal 2001 thus increasing interest income over fiscal 2000 by approximately $100,000 per quarter.

INCOME TAXES

      The Company's income tax rate was approximately 39% for the third quarter ended March 30, 2001, and 36% for fiscal 2001 year to date. The Company expects a tax rate of approximately 39% to continue through fiscal 2001 year-end.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $7.9 million for the nine months ended March 30, 2001. Receivables increased by $3.1 million, net of the sale of HSM assets, due to revenue growth and the timing of collections. Inventory increased only slightly, $60,000, despite the significant revenue growth during the year. Days on hand inventory was at eleven days at June 30, 2000, and at eight days at March 30, 2001. Accounts payable and accrued expenses increased $3.6 million and other assets decreased $521,000 due to timing of payments. Depreciation and amortization totaled $3.1 million for the nine months ended March 30, 2001.

      Net cash used in investing activities was $12.5 million for the nine months ended March 30, 2001. Cash used in investing activities primarily consisted of $17.2 million for acquisitions and $2.4 million for capital expenditures primarily for leasehold improvements for StatScript pharmacies and information systems. The Company received $2.7 million in proceeds from the sale of the Home Service Medical business in the first quarter of fiscal 2001. The Company also received $4.4 million cash from the sale of the Medisys PLC available-for-sale securities in the third quarter of fiscal 2001.

      Net cash used in financing activities totaled $1.6 million for the nine months ended March 30, 2001. The Company used $2.5 million cash to repay short-term borrowing on the line of credit and received $913,000 cash from the issuance of common stock under employee stock option and purchase programs.

      The Company received $39.975 million from its sale of MEDgenesis to Medisys PLC, consisting of $30.475 million in cash and $9.5 million in Medisys common stock. The net cash provided by MEDgenesis operations and its sale for the nine months ended March 30, 2001, totaled $15.9 million. This amount has been reported as net cash provided by "discontinued operations" and has been excluded from the $6.2 million net cash used in operating, investing, and financing activities of continuing operations for the nine months ended March 30, 2001.

      As of March 30, 2001, Chronimed had working capital of $44.5 million compared to $36.4 million as of June 30, 2000. The Company expects working capital requirements for accounts receivable and inventory to increase as revenues increase. The Company's accounts receivable are generally with payors for which the collection periods vary, depending on the practices of the individual payor and whether Chronimed has a contract with the payor. The Company purchases inventory primarily from a large wholesaler, and less substantially from specific manufacturers. The Company's inventory requirements could increase if its purchasing mix were to shift more to direct purchases from manufacturers. However, the Company believes that any increase in its inventory requirements from manufacturers would likely be offset by extended payment terms, resulting in a neutral to positive impact on cash flow.

      At the end of the third quarter fiscal year 2001 the Company had $12.2 million in cash and marketable securities. Since that time, the Company has paid cash for the SangStat transplant acquisition and the OAKS HIV/AIDS pharmacy acquisition (See Note L) and is funding the working capital buildup of these acquisitions and the APP acquisition. In addition, the Company will pay the taxes on the MEDgenesis gain in the fourth quarter of fiscal 2001. These growth activities will consume the Company's cash balance and require utilization of the Company's line of credit. The Company expects to continue to fund its growth through its senior debt capacity that includes a $15 million line of credit, its investment in Medisys stock with a market value of $2.5 million as of March 30, 2001, and its working capital. Shareholder's equity was $76.0 million at the end of this year's third quarter and $63.1 million at fiscal 2000 year-end.

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.)  Exhibits

              The following exhibits were filed with the Company's third quarter Form 10-Q filed on May 14, 2001, and are incorporated by reference to that filing:

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



                                             CHRONIMED INC.
                                             --------------
                                              (REGISTRANT)

October 11, 2001                   By  /s/ Henry F. Blissenbach
----------------                      -------------------------
       Date                              Henry F. Blissenbach
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


October 11, 2001                          /s/ Gregory H. Keane
----------------                          ---------------------
       Date                              Gregory H. Keane
                                         Vice President, Chief Financial Officer