Form 10-K
period 2001-06-29
CHRONIMED INC
filed 2001-10-12
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 2001

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

                         Telephone Number (952) 979-3600

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting common equity of Chronimed Inc. held by non-affiliates as of close of business on August 31, 2001, was approximately $55 million based on the closing price of $4.60 per share reported on the Nasdaq National Market System. The number of shares of Common Stock outstanding as of September 30, 2001 was 12,315,314.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 27, 2001, to be filed with the Commission are incorporated by reference in Part III of the Form 10-K.

PART I

ITEM 1.    BUSINESS

GENERAL

Chronimed Inc. is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The specialty pharmacy industry was developed to serve patients with highly specialized pharmaceutical needs and to help employers and third-party payors to manage and control patient care costs more effectively. Chronimed distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. We work directly with patients, physicians, nursing services, and other healthcare providers, and with insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with long-term, complex and expensive pharmaceutical needs.

We distribute pharmaceuticals and related educational materials via mail service and through our nationwide StatScript retail pharmacy chain. Accordingly, we operate in two business segments: Mail Order and Retail. See Note 14 of Notes to Consolidated Financial Statements in Item 14 of this Annual report on Form 10-K for information regarding our segments.

Our specialty medications are quite expensive (ranging from $3,000 to $150,000 per patient per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen -- all reasons these medications are not routinely stocked in standard retail pharmacies. By applying our unique distribution and management techniques and coordinating with our healthcare partners, we are able to improve the quality of care for people afflicted by very expensive diseases and to help the healthcare reimbursement system contain costs. We also work with our healthcare partners to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes.

Our services are most effective for patients who:

- have illnesses that generally occur in less than one percent of the nation's population;

-        require treatment by healthcare specialists;

- require high-cost, complex medications that are not always available through traditional retail pharmacies and the majority of which must be taken for the rest of the patient's life; and

- require a significant amount of self-management and ongoing education (where patient compliance is critical for improving clinical and financial outcomes).

Our key relationships are with:

- Patients: For the patient, we provide a confidential, convenient, competitively priced source of prescription drugs, counseling, and a variety of educational materials to help the patient achieve maximum control over his or her condition. Educating patients, improving patient compliance, and increasing provider support and intervention favorably affect clinical outcomes and decrease the long-term costs of care. Our patient-specific, value-added services include counseling by highly trained registered pharmacists and internally certified patient specialists, confidentiality, the provision of educational materials, compliance monitoring, insurance billing, refill reminders, 24-hour pharmacist availability, automated reorder capabilities, and timely shipments to patients' homes, workplaces, physicians' offices, and treatment facilities.

- Healthcare Providers: We believe our expertise makes us a valuable partner for healthcare providers working with patients experiencing chronic health conditions. We have developed relationships with several treatment centers, foundations, and medical associations that specialize in the treatment or support of patients with chronic conditions. Through these relationships, we are able to introduce our services to a large number of individuals with chronic conditions and the healthcare specialists treating them.

- Pharmaceutical Developers and Manufacturers: We believe our system is well suited for developers and manufacturers of pharmaceutical products who are targeting small or hard-to-identify patient populations. We have established relationships with developers and manufacturers of prescription drugs needed to manage various chronic conditions and provide these companies with assistance in rapid product introduction, a cost-effective means for distributing products to specific patient populations, and a method for monitoring product use.

- Payors: Managed care plays a significant role in the provision of healthcare in the United States, and the majority of our patient referrals come from contracted third-party payors and the government. We believe these payors benefit from our services because our experience in managing specific patient groups allows us to improve patient care while minimizing overall expenditures.

We work directly with all of these constituents in a concerted effort to improve clinical and financial outcomes while enhancing the quality of life for the chronically ill, in a manner consistent with our obligations to patient confidentiality.

Chronimed was founded in 1985 as a Minnesota corporation and has been publicly traded on the Nasdaq National Market since 1992.

In this Form 10-K, fiscal 2001, fiscal 2000, and fiscal 1999 refer to our fiscal years ended June 29, 2001, June 30, 2000, and July 2, 1999.

MARKET AND GROWTH STRATEGY

We serve three patient populations within the specialty pharmacy industry: people with complex conditions treated with biotech injectable medications, people who have had an organ transplant, and people with HIV/AIDS. Descriptions of our current services to these populations follow. Our growth strategy is to expand our distribution of prescription drugs by increasing the number of patients served. In addition, we plan to enhance our programs with manufacturers and to expand our services to persons with other types of chronic conditions. We anticipate that we will add to the range and depth of services we provide in order to meet the demand for improved patient outcomes, cost of care, and patient-reported satisfaction.

   BIOTECH INJECTABLE MEDICATIONS

   We began distributing biotech injectable medications through our mail order pharmacy in 1994. The biotech injectables we provide treat many chronic conditions, including anemia (both drug-induced and anemia that occurs in connection with end-stage renal failure), cancer, cystic fibrosis, endometriosis, growth hormone deficiency, hemophilia, hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, rheumatoid arthritis, and respiratory syncytial virus, or "RSV." Much of our injectable business revenue is derived from the following five diseases:

      Rheumatoid Arthritis

      Rheumatoid arthritis, or "RA," is caused by inflammation in the lining of the joints or other internal organs. It typically affects many different joints. It can be chronic and can be a disease of flares (active) and remissions (little to no activity). RA is a systemic disease that affects the entire body and is one of the most common forms of arthritis. Cells in the inflamed joint lining (called the "synovium"), release enzymes that invade and digest bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain, stiffness, warmth, redness, swelling, and loss of movement.

      According to the Arthritis Foundation, RA affects 2.1 million Americans, mostly women. Onset usually occurs in middle-age, but is often detected in people in their 20s and 30s. About 50,000 new cases of RA are detected each year. Drug therapy for RA consists of drugs used to reduce symptoms and inhibit the progression of structural damage. We supply patients with all currently available products, including Enbrel(R) and Remicade(R).

      Multiple Sclerosis

      Multiple sclerosis, or "MS," is a disease of the central nervous system in which the protective layer surrounding nerve fibers is damaged or destroyed. Once damaged, electrical nerve impulses are not properly conducted to and from the brain, resulting in the various symptoms of MS. The National Multiple Sclerosis Society estimates that more than 333,000 people in the United States have MS and that 10,000 new cases are diagnosed every year.

      Therapy for MS includes use of drugs to lessen the severity or frequency of attacks, to slow the increase of disability resulting from the disease, and to treat the various resulting symptoms (muscle stiffness, fatigue, and bladder problems). We supply patients with all currently available products, including Avonex(R), Betaseron(R) and Copaxone(R).

      Hepatitis C

      The Hepatitis C virus, or "HCV," attacks the liver and can cause long-term renal illnesses such as infection, cirrhosis, and cancer. According to the Centers for Disease Control ("CDC"), as many as four million Americans may be infected with HCV, and 36,000 new infections occur each year. HCV is the leading cause of liver transplantations in the United States and accounts for 8,000 - 10,000 deaths per year. The CDC also estimates that the annual cost associated with treating HCV (excluding transplant costs) exceeds $600 million.

      We sell injectable drugs used to treat HCV, including interferon (Rebetron(R)) with or without ribavirin (Intron-A(R)). Although the CDC reports that these drugs are ineffective in about 60% of HCV infections, for the 40% of patients who do respond, treatment usually requires many months of sustained therapy for optimal effectiveness. Our programs for these patients are able to reduce costs because of lower acquisition costs, the provision of counseling and management of side effects that may lead to non-compliance with treatment programs, and efficient delivery of medication in temperature controlled packaging.

      Growth Hormone Deficiency

      The Human Growth Foundation estimates that 10,000 to 15,000 children in the United States have growth failure due to growth hormone deficiency. Growth hormone is a protein that is produced by the pituitary gland and is vital for normal growth. Growth hormone deficiency may occur by itself or in combination with one or more other pituitary hormone deficiencies.

      Growth hormone deficiency is treated with injections of synthesized growth hormone. Some children receive three or four injections a week, while others receive daily injections. There is usually a prompt increase in growth rate after treatment starts, which may be noticeable to the child and parent in three to four months. This faster-than-normal growth rate slowly declines over time, but continues to be greater than the rate that would occur without treatment. We supply patients with all currently available products, including Genotropin(TM), Humatrope(R), Norditropin(R), Nutropin Depot(R), Protropin(R), and Saizen(R).

      Cancer

      Chemotherapeutic agents are used in the treatment of a variety of cancers to destroy rapidly growing cancer cells within the body. We offer most of the medications used to treat the different forms of cancer. We distribute these products to the patient's home for self-administration or to the physician's office for administration in a clinical setting.

      Drugs used to fight cancer also destroy the body's ability to produce erythropoietin, resulting in a reduction in red blood cells. Without red blood cells, which carry oxygen to cells throughout the body, a cancer patient suffers from fatigue and can develop anemia. We also supply medications such as Epogen(R) and Procrit(R) that increase the number of available red blood cells by supplementing the body's natural production of erythropoietin.

      White blood cells are responsible for helping the body fight infections. The chemotherapeutic drugs used to fight cancer substantially reduce the number of white blood cells in the patient's body leaving the patient susceptible to fever or serious opportunistic infections. We supply medications such as sargramostim (Leukine(R)) and filgrastim (Neupogen(R)) to stimulate production of white blood cells following chemotherapy treatments.

   ORGAN TRANSPLANT

   Since 1990, we have served patients who have had solid organ and bone marrow transplants. According to the United Network for Organ Sharing (UNOS), as of August 2001 there are approximately 178,000 people living with transplanted organs. Our experience has shown that transplant recipients typically require about $12,000 of prescription drugs during the first year following transplantation and about $9,000 per year thereafter. We serve organ transplant patients primarily through our centralized mail-order pharmacy, and are expanding that service to our community-based StatScript retail pharmacies.

   HIV/AIDS

   We began to serve patients with HIV/AIDS through our mail-order pharmacy in 1994. Human immunodeficiency virus, or "HIV," results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, patients are unable to fight and overcome routine infections. Patients with acquired immune deficiency syndrome, or "AIDS," have a suppressed immune mechanism that requires treatment through complex medication regimens. These patients face many long-term physical, financial, and psychological challenges due to the often debilitating nature of the disease. Our programs for these patients are intended to assist patients in gaining maximum control over their disease in an effort to lower the incidence of complications and improve their quality of life.

   The CDC estimates that there are as many as 900,000 HIV positive individuals living in the United States, approximately 323,000 of whom have contracted AIDS, and that approximately 40,000 new U.S. infections occur annually. Currently, the average HIV/AIDS patient we serve requires approximately $12,000 of prescription drugs per year. Our strategy for meeting this treatment need has been to grow our StatScript pharmacy outlets. At the end of fiscal 2001, we had 37 retail pharmacy locations.

PRODUCT DISTRIBUTION

We distribute our products through mail order facilities located in Minnesota, California, Texas, and Florida, and through our nationwide proprietary retail chain, StatScript Pharmacy.

MAIL ORDER

We stock approximately 2,700 brand name and generic prescription drugs, which we distribute directly to the patients we serve through our centralized pharmacy mail-order system. We believe that we can distribute these products with considerably higher levels of service at a competitive cost in comparison to local and national retail pharmacies. Cost savings are accomplished through our distribution of a high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists. Patients benefit from the convenience of having products delivered directly to their homes and, in many cases, at lower initial out-of-pocket costs than they might obtain from other sources. We maintain toll-free telephone numbers and automated and online reorder capabilities for patients to place orders, and orders generally are shipped by FedEx or UPS to ensure prompt delivery.

Our mail order revenue is derived from the sale of biotech injectable and immunosuppressive drugs . Patients using the service may have standard indemnity coverage, Medicare or Medicaid, or a pharmacy benefit defined by their managed care health plans.

In fiscal 2001, we expanded our mail order business through the acquisition of The Transplant Pharmacy(R), which provides mail-order distribution of drugs and transplant patient management services, from SangStat Medical Corporation. We paid $1.8 million in cash for the acquisition of the business and assets, excluding inventory and accounts receivable.

COMMUNITY-BASED RETAIL PHARMACIES

Our StatScript retail pharmacies give us a significant presence in the retail marketplace, and specifically in the HIV/AIDS disease market, from which to grow revenues and profits. The StatScript pharmacy chain is the market leader in providing retail specialty pharmacy services and prescription drugs to people with HIV/AIDS. Our revenue growth in this business comes from the continued rollout of the combination drug therapies of protease inhibitors, nucleoside analogs, and non-nucleoside reverse transcriptase inhibitors, as well as strategic new pharmacy openings and increased patient intake at existing sites.

During fiscal 2001, we opened three new pharmacy locations and acquired additional pharmacies for a total of 37 store locations in 32 cities. In February 2001, we acquired the four retail pharmacies of American Prescription Providers, Inc. These pharmacies, which were located in New York City, Miami Beach, Atlanta, and Philadelphia, were renamed and integrated into our retail chain of StatScript pharmacies. (This acquisition accounted for a net one location increase due to consolidation with existing StatScript pharmacies.) We paid $16.0 million in cash for substantially all of the four pharmacies' assets, excluding accounts receivable. In May 2001, we acquired the stock of Los Feliz Drugs, Inc. d/b/a Oaks Pharmacy, a California corporation, which operated a pharmacy in a suburb of Los Angeles. This pharmacy was integrated into our StatScript chain. We paid $5.2 million in cash for the stock of this pharmacy, and the seller retained its accounts receivable as of the transaction date.

StatScript pharmacies are located within patient communities and are committed to the HIV/AIDS patient through community resources, clinical team communication, patient education, and complete patient tracking. We believe StatScript to be the largest network of HIV/AIDS community-based specialty pharmacies in the country.

In fiscal 1998, we began the retail distribution of organ transplant drugs through our localized StatScript pharmacies in order to better meet the needs of transplant patients. Transplant medications sometimes require same-day delivery, and our local StatScript pharmacies offer an efficient, practical solution to meet this need. Recently, we also have been using the local presence of our StatScript pharmacies to distribute some types of biotech injectable medications.

As of June 29, 2001, StatScript pharmacies were located in Atlanta, Austin, Boston, Chicago (three locations), Dallas (two locations), Denver, Ft. Lauderdale, Houston (two locations), Indianapolis, Kansas City, Las Vegas, Los Angeles, Miami Beach, New Orleans, New York City (two locations), Orlando, Philadelphia, Phoenix, Portland, Safety Harbor, Salt Lake City, San Antonio, San Diego, San Francisco, Seattle, Springfield, St. Louis, St. Petersburg, Tampa, Washington, D.C., West Hollywood, and West Palm Beach. On August 14, 2001, we announced that we are closing the StatScript headquarters in Overland Park, Kansas, to consolidate operations at our corporate headquarters in Minnetonka, Minnesota. We expect to complete the consolidation in the second quarter of fiscal 2002.

MANUFACTURER DISTRIBUTION SERVICES

We offer specialized distribution programs for developers and manufacturers of prescription drugs for small or hard-to-identify patient populations. We currently have agreements with manufacturers including Orphan Medical (Cystadane(TM)), Aventis Behring (Stimate(TM)), and the American Red Cross (AHF-M, a factor product for hemophilia), through which we distribute the manufacturers' products and administer patient assistance programs. We believe these programs demonstrate how the systems and relationships we have developed in serving specific patient populations can be leveraged into new business opportunities. In addition, we have volume-based discount and other service arrangements with a number of other product manufacturers and distributors. Among the more significant relationships are those with Schering (Hepatitis C), Abbott and Novartis (transplant immunosuppression), Genentech (human growth hormone), Amgen (neutropenia), and Biogen (multiple sclerosis).

PAYOR CONTRACTS

Healthcare costs have increased significantly in the United States in recent years and are expected to continue increasing in the near future. According to the Health Care Financing Administration ("HCFA"), national health expenditures are expected to reach $1.4 trillion in 2001, up from $994 billion in 1995, or 13.7% of U.S. Gross Domestic Product. According to Partnership for Solutions (a project of Johns Hopkins University and The Robert Wood Johnson Foundation), health care costs for people with chronic conditions averaged in excess of $6,000 per person in 2000, more than five times higher than for people without such conditions. Employers bear a significant share of this cost through payments for employee benefit plans. As a result, public and private employers have been emphasizing managed care techniques in employee benefit plans in an attempt to control rising health care costs.

Most managed care programs have plan design features that limit the number of providers eligible to serve plan members. For example, most managed care plans will not pay for services, or will require substantially higher co-pays or deductibles, if a patient chooses to use a provider that is considered "outside" the patient's plan network. The high costs of the specialty medications we provide create a significant disincentive for recipient patients to use "out-of-network" providers.

Payors often have difficulty quantifying and controlling the cost of the medications used to treat chronic conditions. We help payors identify and lower their costs by reducing product acquisition expenses, offering efficient delivery systems, providing excellent patient care, and streamlining claims and billing services. We have payor contracts with HMOs, major health insurers, government agencies, and other managed health plans covering significant patient populations. As part of these contracts, we offer payors customized programs designed to maximize care and manage high-cost medications and low patient utilization rates. Specifically, we offer payors the following services:

         - Distribution of specialty prescription drugs at a cost competitive with, or lower than, local and national retail and hospital pharmacies.

         - Review and monitoring of compliance with prescribed drug regimens. By monitoring patient order patterns and drug use, we assist payors and healthcare providers in early identification of patients whose treatment outcomes may be improved by more support or assistance in managing their chronic conditions.

         - Disease expertise. By focusing on the needs of specific patient populations, our pharmacists become experts in the requirements and treatment patterns for the identified patient populations.

         - Distribution of educational materials designed to help patients achieve maximum control over their chronic conditions.

SALES AND MARKETING ACTIVITIES

We believe that to be successful in our business, we must achieve the ability to enter into payor contracts on a national or regional basis and also work with healthcare providers at the local level. We use a multi-faceted sales and marketing approach to support this strategy. At the national and regional level, we employ a sales force that is responsible for negotiating and signing "network provider" contracts with healthcare payors.

In exchange for network provider status, we offer our products and services at discounted pricing. At the local level, we use a marketing team and our StatScript pharmacies to build relationships with physicians, clinics, hospitals, transplant centers, and support groups to secure additional patients. By marketing through these various constituencies, we can improve care, facilitate existing patient compliance, and achieve new patient referrals.

SUPPLIERS

We purchase prescription drugs and related products directly from manufacturers and wholesalers. We stock approximately 2,700 brand name and generic prescription drugs and related products. We take advantage of special discounts offered by suppliers when available. When we receive a prescription for a drug that we do not have in inventory, we generally can obtain the required item from a wholesaler the same day. The availability and prices of the products we distribute are subject to market conditions. We regularly seek to enhance our distribution contract opportunities with existing or new manufacturers.

REIMBURSEMENT

We have developed a significant level of expertise in managing the reimbursement process. Generally, before delivering products to a patient, we contact the appropriate payor to determine the patient's health plan coverage and the portion of costs that the payor will reimburse. Our reimbursement specialists review issues such as lifetime limits, pre-existing condition clauses, and the availability of special state programs. We accept assignment of benefits from more than 4,000 payors, which substantially eliminates the claims submission process for many patients.

INFORMATION SYSTEMS

Our mail order operations include a fully integrated information system and an automatic telephone call distribution system. The information system provides our service representatives with all of the on-line information needed to service patients, including product purchase histories, payor billing and account balances, inventory levels, and co-payment amount requirements. Mail-order distribution sites are on-line with inventory control, purchasing, shipping and receiving functions. The telephone system has an automatic call distribution capability utilizing the latest advances in skills-based call routing to distribute incoming calls to customer service representatives. We are linked to key customers for eligibility verification and electronic claims submission.

We have undertaken a major e-commerce initiative to create a commercial presence on the Internet, including the sale of prescription medications, the dissemination of disease-specific information, and the sale of health-related products. Our initial emphasis has been to Web-enable the prescription ordering and fulfillment functions for our existing customers. We expect that the proportion of our transactions conducted by electronic commerce will increase in the future.

COMPETITION

The distribution of prescription drugs is a highly competitive business. We compete on the basis of service, convenience, product availability, price, and outcomes impact. Although there are significant competitors in each of our lines of business, we believe that only a few competitors offer a similar combination of mail-order and retail specialty pharmacy distribution encompassing the disease states that we manage.

LIABILITY INSURANCE

Providing healthcare services entails inherent risk. In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs, and we may from time to time be subject to such suits. We maintain general liability insurance, including professional liability coverage, in an amount deemed adequate by management. We are further insured for product liability under various policies held by drug manufacturers.

GOVERNMENT REGULATION

Our business is subject to substantial governmental regulation, including laws governing the dispensing of prescription drugs and laws prohibiting the payment of remuneration for patient referrals. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for us. Management believes we are in substantial compliance with all existing statutes and regulations materially affecting the conduct of our business.

Our primary mail pharmacy is regulated under the laws of the State of Minnesota. We are also regulated by the laws of each state in which we maintain a retail or mail pharmacy. We also deliver prescription products from our licensed pharmacies to patients in states in which we do not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to their residents. We believe that we are in material compliance with these laws and regulations in substantially all relevant jurisdictions.

Federal laws also establish standards for the labeling, packaging, advertising, and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. The Federal Trade Commission and United States Postal Service require mail service pharmacies to engage in truthful advertising, stock a reasonable supply of drugs, fill mail orders within 30 days and, if that is impossible, inform the consumer of his or her right to a refund. We believe that we are in substantial compliance with these requirements. Substantially all of our products are shipped by commercial delivery services, with the exception of walk-in customers at our StatScript retail pharmacies.

We are subject to various federal laws that regulate healthcare services receiving governmental reimbursement. These laws include the "fraud and abuse" provisions of the Social Security Act, which prohibit remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. In addition, numerous state have existing or pending laws prohibiting financial arrangements among healthcare providers. Violations of these laws include civil and criminal penalties, as well as the suspension or termination of a provider's ability to continue to provide services in the state.

The federal prohibitions on inducements for referrals are broadly drafted, and the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements have been broadly construed by federal courts, the Department of Health and Human Services ("HHS"), and officials of the Office of Inspector General. "Safe harbor" regulations define a narrow scope of practices that will be exempted from prosecution or other enforcement action under the illegal remuneration provisions, but due to the narrow scope of the safe harbor exemptions, the legality of numerous types of business and financial relationships between healthcare providers and practitioners remains uncertain. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and rarely have been interpreted by courts or regulatory agencies.

In situations where we purchase or provide services and products or otherwise contract with healthcare providers who may be in a position to refer patients to us, we believe we have exercised care in an effort to structure such arrangements to comply with existing federal and state laws.

Political, economic and regulatory influences are subjecting the healthcare industry and prescription drug providers in the United States to fundamental change. A variety of new approaches have been proposed, including mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and the creation of large purchasing groups. In addition, some of the states in which we operate have adopted or are considering various healthcare reform proposals. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Any of these developments could affect our ability to carry out our business.

SEASONALITY

Historically, we have had higher revenues in our second fiscal quarter (ending December) than in our first, third, or fourth fiscal quarters. We believe the seasonality of our revenues and earnings is a consequence of the acceleration of purchases of prescription drugs by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when payors impose new deductible calculations).

EMPLOYEES

As of August 31, 2001, we employed 324 full-time and 23 part-time employees. None of our employees are represented by a labor union, and we believe that our employee relations are excellent.

RECENT ACQUISITIONS

In addition to our earlier described pharmacy and transplant acquisitions, in February, 1999, we purchased the assets of Community Prescription Center, a San Diego, California retail pharmacy specializing in HIV/AIDS. The business was acquired for $1.3 million and was integrated into the Company's StatScript chain.

RECENT DISPOSITIONS

In November, 1998, we sold our publishing division assets to John Wiley & Sons, Inc., resulting in a $300,000 after-tax gain. The publishing division, which consisted of approximately 80 book titles, had become a leading independent publisher of trade books focusing on chronic diseases, health and wellness.

In September, 2000, we sold our Home Service Medical ("HSM") subsidiary to Express-Med, Inc. of New Albany, Ohio. HSM was a direct-to-consumer, mail order catalog business that contributed $15.0 million in revenue to our total results for the fiscal year ended June 30, 2000. We received $2.7 million in cash and a $3.8 million subordinated note maturing in 42 months and bearing an annual interest rate of 11%.

In January 2001, we sold the assets of our wholly owned diagnostic products subsidiary, MEDgenesis Inc., to Medisys PLC of Suffolk, England. The sale price of $39.975 million consisted of $30.475 million in cash and $9.5 million in Medisys common stock. In connection with this sale, we have classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis, have been classified as discontinued operations.

We have reported Net Income from Discontinued Operations (net of tax) separately from the Gain on the Sale of Discontinued Operations (net of tax), on the statement of operations. In total, Discontinued Operations contributed net income after tax of $15.2 million, or $1.25 per share in fiscal 2001. See Note 3 of Notes to Consolidated Financial Statements in Item 14 of this Form 10-K.

ITEM 2.    PROPERTIES

The Company believes that its properties provide a suitable work environment for employees and the necessary productive capacity to distribute its products and services. The Company currently leases all of its properties. These properties are described below:

FUNCTIONS               LOCATIONS               SIZE       LEASE TERMS
                                              (square
                                               feet)

Corporate office and    Minnetonka, MN          62,000   Through March 31, 2005
mail order pharmacy,
including
customer service and
distribution

StatScript business     Overland Park, KS       8,000    Through October 14,
office                                                   2003; to be
                                                         discontinued in the
                                                         second fiscal quarter
                                                         of 2002.

Retail and Mail Order   Arizona, California,  Various    Expire over periods
specialty pharmacies    Colorado, Florida,      up to    extending to June,
                        Georgia, Illinois,      4,200    2010
                        Indiana, Louisiana,
                        Massachusetts,
                        Missouri, Nevada,
                        New York, Ohio,
                        Oregon,
                        Pennsylvania,
                        Tennessee, Texas,
                        Utah, Washington,
                        Washington D.C.,
                        Wisconsin

ITEM 3.    LEGAL PROCEEDINGS

On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against Chronimed and certain of our current and former officers and directors. The Complaint alleges that Chronimed and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were brought by other plaintiffs during the weeks following the initial filing. The nine lawsuits have been consolidated into a single case.

The Complaints allege in general terms that Chronimed made false and misleading statements about our financial statements in violation of the securities laws. The alleged violations arise out of the requirement to restate previously issued financial statements. We issued public statements regarding these matters on June 14, June 21, August 14, August 23, and September 25, 2001. Each plaintiff seeks compensatory damages in an unstated amount, interest, fees, expenses, and unspecified equitable relief. We are unable to reasonably quantify the alleged damages on the basis of the general allegations of the Complaints.

We believe that the above claims are wholly without merit and will vigorously defend against the lawsuits. We have retained the law firm of Dorsey & Whitney LLP to represent us in the shareholder actions. An adverse ruling in these actions, in excess or outside of our insurance coverage could have a material adverse impact on Chronimed.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock, $.01 par value per share, is currently traded on the Nasdaq Stock Market. The following table sets forth the quarterly high and low closing transaction prices as reported by Nasdaq for the years ended June 30, 2000, and June 29, 2001.

                                         High                   Low
                                       --------              ---------
Fiscal Year 2000
First Quarter                          $  10.62              $   7.19
Second Quarter                             8.34                  7.00
Third Quarter                              9.94                  7.19
Fourth Quarter                             7.62                  5.31

Fiscal Year 2001
First Quarter                          $   8.31              $   6.62
Second Quarter                            12.12                  6.00
Third Quarter                             15.00                 10.25
Fourth Quarter                            13.94                  4.09

NUMBER OF SHAREHOLDERS OF RECORD

The number of shareholders of record of the Company's Common Stock as of July 25, 2001 was approximately 380. The number of beneficial owners of the Company's Common Stock was approximately 4,600 as of the same date.

DIVIDENDS

Chronimed has never declared or paid cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial information for the past five fiscal years is set forth below. The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. The related adjustments are limited to the Company's Retail segment. The restatement also reflects an increase to the gain reported in the Company's results from discontinued operations from the sale of MEDgenesis in the third quarter of fiscal 2001. See Note 2 to of Notes to Consolidated Financial Statements.

                                                                   JUNE 30,
FINANCIAL RESULTS                                JUNE 29,            2000            JULY 2,           JULY 3,           JUNE 27,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            2001          (AS RESTATED)        1999              1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                         $ 297,925         $ 222,497         $ 168,624         $ 115,614         $  88,207
Bad debt expense                                    7,140             7,154               945               993             1,775
Income (loss) from continuing operations           (5,774)           (9,115)              173             1,046               693
Interest income (expense), net                        568              (191)              419             1,453               798
Other (loss) income                                (1,837)             --                 503              --               1,700
Income tax benefit (expense)                        2,585             3,398              (427)           (1,019)           (1,169)
Net income (loss) from continuing operations       (4,458)           (5,908)              668             1,480             2,022
Income from discontinued operations,               15,235             1,840             3,459             5,671             5,022
 net of tax
 Net income (loss)                              $  10,777         $  (4,068)        $   4,127         $   7,151         $   7,044
====================================================================================================================================

Diluted earnings (loss) per share:
Income (loss) from continuing operations        $   (0.37)        $   (0.49)        $    0.06         $    0.12         $    0.16
Income from discontinued operations                  1.25              0.15              0.28              0.47              0.40
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $    0.88         $   (0.34)        $    0.34         $    0.59         $    0.56
====================================================================================================================================
Weighted average share outstanding -- diluted      12,206            12,116            12,256            12,221            12,659
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                 $  36,982         $  36,393         $  31,472         $  26,147         $  29,812
Total assets                                       98,993            78,430            78,542            71,280            62,985
Shareholder's equity                               75,502            63,057            66,487            62,319            53,360
------------------------------------------------------------------------------------------------------------------------------------


NOTES:

Fiscal 1997 results include the following one-time charges and benefits
(pre-tax):

      -Write-off of $1.4 million receivable from Health Craft International, classified as Operating Expense

      -Gain of $1.7 million on disposition of Orphan Medical, classified as Other Income

Fiscal 1999 results include a $0.5 million gain (pre-tax) on the disposition of the Company's publishing division, classified as Other Income (see ITEM 1, RECENT DISPOSITIONS)

Fiscal 2000 results have been restated (see Note 2 of Notes to the Consolidated Financial Statements), and include the following one-time charges (pre-tax) to Operating Expense:

      -Write-down of $5.5 million investment in Clinical Partners, an HIV contracts management business within the Retail segment

      -One-time expenses related to the retention of an investment banker in the review of corporate strategic alternatives of $0.9 million (see ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS)

      -One-time charges relating to the contemplated spin-off of MEDgenesis
        (which did not occur) totaling $0.5 million (see ITEM 1, RECENT DISPOSITIONS)

Fiscal 2001 results include the following charge and benefit:

      -A one-time $13.8 million after-tax gain on the sale of MEDgenesis in January, 2001 (see Note 3 of Notes to the Consolidated Financial Statements)

      -A loss on the sale of available-for-sale securities of $1.8 million
        (pre-tax)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESTATEMENT

The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. The related adjustments are limited to the Company's Retail segment. The restatement also reflects an increase to the gain reported in the Company's results from discontinued operations from the sale of MEDgenesis in the third quarter of fiscal 2001. The changes to the financial statements resulting from the restatement are described below.

CONTINUING OPERATIONS

Revenue

In the fourth quarter of fiscal 2001, management determined that software system and process errors in its Retail segment resulted in the overstatement of revenue. Following the implementation of new software systems in early fiscal 2000, certain transactions that had been canceled or rejected at the pharmacy level were transferred from the pharmacy operating system, without adjustment, to the Retail revenue accounting system effectively resulting in a duplicate revenue entry. As a result, revenue was overstated in the Company's accounting records. The overstatement of revenue caused by these errors totaled $3,390,000 in fiscal 2000 ($827,000, $914,000, $979,000 and $670,000 for the first, second, third and fourth quarters, respectively) and $2,595,000 in fiscal 2001 ($815,000, $1,030,000 and $750,000 for the first, second and third quarters, respectively). The Company has taken steps to correct its systems and processes to prevent duplicate revenue entries.

In addition, management identified a large uncontracted payor in the Company's Retail segment that began paying claims in fiscal 2001 using a significantly lower rate schedule than the payor had previously used. As a result, the Company's traditional methods of estimating the revenue allowance for payor discounts did not accurately account for the significant reduction in reimbursement. The resulting overstatement of revenue in the first three fiscal quarters of fiscal 2001 totaled $1,918,000 ($760,000, $556,000 and $602,000 for the first, second and third quarters, respectively). The Company has taken steps to improve its methods for determining the revenue allowance for payor discounts.

Bad Debt Expense and Allowance for Doubtful Accounts

During fiscal 2001, management learned that personnel at the Company's Retail segment had fallen behind in posting cash receipts to customer accounts receivable records and were preparing aging reports that contained significant inaccuracies, which prevented timely and accurate monitoring of open accounts receivable. Management determined that these inaccurate aging reports they had relied upon to estimate the allowance for doubtful accounts receivable at June 30, 2000 and the first three quarters of fiscal 2001 had caused them to underestimate the amount of the allowance at those dates. As a result, management has reassessed its estimate for doubtful accounts receivable and increased the allowance at June 30, 2000 and at the end of each of the first three quarters of fiscal 2001. The allowance for doubtful accounts and related bad debt expense was increased by $4,200,000 at June 30, 2000, and $989,000, $603,000 and $902,000 at the end of each of the first, second and third quarters, respectively, of fiscal 2001. The Company has taken steps to ensure the accuracy of the information on which it will base future estimates of doubtful accounts.

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

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                                        FISCAL YEAR
                                             -----------------------------------
                                                           2000
                                              2001      (AS RESTATED)     1999
                                             -----------------------------------
Revenue
    Mail Order                                51.5%         53.6%         61.5%
    Retail                                    48.5          46.4          38.5
--------------------------------------------------------------------------------
                                             100.0         100.0         100.0
Cost of revenue                               88.0          83.4          81.5
--------------------------------------------------------------------------------
Gross profit                                  12.0          16.6          18.5
Operating expenses
    Selling and marketing                      1.1           2.0           2.7
    General and administrative                10.4          13.0          15.1
    Bad debt expense                           2.4           3.2           0.6
    Other expense                             --             2.5          --
--------------------------------------------------------------------------------
                                              13.9          20.7          18.4
Income (loss) from continuing operations      (1.9)         (4.1)          0.1
Interest income (expense), net                 0.2          --             0.3
Other income (loss)                           (0.6)         --             0.3
Income tax benefit (expense)                   0.8           1.5          (0.3)
--------------------------------------------------------------------------------
Net income (loss) from continuing operations  (1.5)         (2.6)          0.4
Income from discontinued operations,
    net of tax                                 5.1           0.8           2.0
--------------------------------------------------------------------------------
Net income (loss)                              3.6%         (1.8)%         2.4%

BUSINESS

Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The Company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and payors to improve clinical and financial outcomes.

Chronimed is comprised of two operating segments -- Mail Order and Retail. This view best describes the business and reflects how it is managed and resourced. The Mail Order segment includes the biotech injectables program, organ transplant medications, and Home Service Medical (the Home Service Medical business was sold as of September 1, 2000 - see Note 5 of Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K). The Retail segment focuses primarily on HIV/AIDS through the StatScript specialty pharmacy stores.

During the year, the Company disposed of or shut down certain lines of business (together, the "Disposed Businesses"). Within the Mail Order segment, the Home Service Medical ("HSM") business was sold and the diabetes service centers were closed in the first quarter of fiscal 2001. Within the Retail segment, the remaining Clinical Partners business ceased operations in the second quarter of fiscal 2001.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000 (AS RESTATED)

REVENUE

Total revenue for fiscal 2001 was up 34% to $297.9 million from $222.5 million in fiscal 2000, reflecting strong existing businesses as well as growth from three acquisitions in the second half of the year, which together will be referred to as the "Acquired Businesses". The existing business and the Acquired Businesses together will be referred to as the "On-going Business". The Acquired Businesses include four retail pharmacies of American Prescription Providers ("APP") (acquired in February 2001) and a single location pharmacy in Sherman Oaks, California ("Oaks") (acquired in April 2001) in the Retail segment, and the organ transplant pharmacy of SangStat Medical ("SangStat") (acquired in April 2001) in the Mail Order segment. Overall, these three acquisitions contributed one-fourth ($22.9 million) of the Company's 45% ($91.9 million) year-on-year growth (excluding the Disposed Businesses, as noted below). By revenue source, fiscal 2001 compares to fiscal 2000 as follows:

SOURCES OF REVENUE GROWTH
 ($ THOUSANDS)                                           FISCAL YEAR
                                            ------------------------------------
                                                            2000
                                              2001      (AS RESTATED)   % CHANGE
                                            ------------------------------------
Mail Order Segment
  On-going Business                         $151,224       $102,286       +48%
  Disposed Businesses                          2,237         16,884       -87%
--------------------------------------------------------------------------------
   Total Mail Order                          153,461        119,170       +29%
Retail Segment
  On-going Business                          144,104        101,192       +42%
  Disposed Businesses                            360          2,135       -83%
--------------------------------------------------------------------------------
   Total Retail                              144,464        103,327       +40%
--------------------------------------------------------------------------------
Total Company                               $297,925       $222,497       +34%
================================================================================

The Mail Order segment grew 29% year-on-year, despite the September 2000 sale of the segment's Home Service Medical ("HSM") business and the closure of its diabetes service centers. Excluding these businesses in both years, the year-on-year growth was 48%. This growth was driven primarily by the addition of new patients from the biotech injectables contract with Aetna that became effective July 15, 2000. The SangStat acquisition in April 2001 strengthened the Company's position in the transplant market and contributed approximately $2 million in fourth quarter revenue.

The Retail segment grew 40% for the year due to continued additions of new patients at existing stores and the acquisition of the APP and Oaks specialty pharmacies. The newly acquired stores accounted for approximately one half of the 42% fiscal year growth in the On-going Business, while same store revenue accounted for the remainder of the revenue growth, with a 22% increase for the year. The Retail segment faced significant reimbursement pressure in fiscal 2001, which lowered the revenue growth, rate and reduced gross margins. The Company has begun to expand its retail product offerings beyond its current HIV/AIDS focus to include organ transplant drugs and biotech injectable medications as a means to enhance future growth and profitability.

COST OF REVENUE AND GROSS PROFIT

Total gross profit dollars decreased by $1.2 million from $36.9 million in fiscal 2000 to $35.7 million in fiscal 2001. Gross margins as a percentage of revenue declined 4.6 percentage points, from 16.6% in fiscal 2000 to 12.0% in fiscal 2001. However, exclusive of the Disposed Businesses, higher revenue led to a gross profit dollars increase of $4.6 million, from $30.2 million in fiscal 2000 to $34.8 million in 2001, while margins declined 3.1 percentage points, from 14.9% to 11.8% in the respective years.

Mail Order margins as a percentage of sales declined slightly due to a change in product mix toward lower margin products, a continuing supply shortage of a high-margin product (beginning in January, 2001), and lower than average reimbursement rates under the Company's contract with Aetna.

Two primary factors contributed to a significant decline in Retail margins. First, a large uncontracted payor significantly reduced its reimbursement schedule, which caused an approximate two percentage point decrease in the segment's margins. Second, continued pricing pressures from other payors at existing stores lowered the overall segment margins by an additional two percentage points.

Chronimed anticipates that payors will continue to exert downward pressure on the prices we are able to charge as payors seek to contain healthcare costs, which will negatively affect margins in the future. However, we expect the pricing pressure to be less significant in fiscal 2002 than in fiscal 2001. The Company is working to offset this pricing pressure in a number of ways, including major selling and marketing efforts to drive the more profitable transplant business into both the Retail and Mail segments; enhanced programs with manufacturers and wholesalers to reduce product costs; and a store-by-store focus on payor and drug mix to improve gross margins.

OPERATING EXPENSES

The Company's operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. The Company's G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct segment G&A expenses (division management, customer service, billing, pharmacy fulfillment). The Company's business model for operating expenses is to continue to improve efficiency on greater volume by leveraging infrastructure costs.

The following chart shows the impact of the Disposed Businesses on the year-to-year comparisons of selling and marketing expenses:

SELLING AND MARKETING EXPENSES
($ THOUSANDS)                                           FISCAL YEAR
                                             -----------------------------------
                                              2001         2000        % CHANGE
                                             -----------------------------------
Mail Order Segment
  On-going Business                          $1,198       $  991           21%
  Disposed Businesses                           433        1,804          -76%
--------------------------------------------------------------------------------
   Total Mail Order                           1,631        2,795          -42%

Retail Segment
  On-going Business                           1,578        1,374          +15%
  Disposed Businesses                          --            286         -100%
--------------------------------------------------------------------------------
   Total Retail                               1,578        1,660           -5%
--------------------------------------------------------------------------------
Total Company                                $3,209       $4,455          -28%
================================================================================

Total Company selling and marketing expenses decreased $1.3 million, or 28% in fiscal 2001. Chronimed's selling and marketing expenses for its On-going Business actually increased $0.4 million in fiscal 2001, from $2.4 million to $2.8 million, as a result of expanded efforts in both the Mail Order and Retail segments. The Disposed Businesses accounted for a $1.7 million decrease in selling and marketing in fiscal 2001.

Total Mail Order selling and marketing expenses decreased $1.2 million, or 42% in fiscal 2001, due to the elimination of the Disposed Businesses. Excluding the Disposed Businesses, selling and marketing expenses increased $0.2 million, or 21%, as costs remained essentially constant as a percentage of revenue at 0.8%.

Total Retail selling and marketing expenses decreased $0.1 million, or 5% in 2001, again due to the elimination of the Disposed Businesses. Excluding the Disposed Businesses, selling and marketing expenses increased $0.2 million due to increased sales activity in support of new specialty pharmacies, and declined as a percentage of revenue from 1.4% to 1.1%.

In the fourth quarter of fiscal 2001, the Company consolidated its selling and marketing efforts into one organization serving both the Mail Order and Retail segments. The Company believes this integrated approach will increase the effectiveness of its selling and marketing efforts.

The following chart shows a breakdown of the Company's corporate G&A and direct segment G&A expenses, excluding bad debt expense.

GENERAL & ADMINISTRATIVE EXPENSES
($ THOUSANDS)                                          FISCAL YEAR
                                          ------------------------------------
                                            2001          2000        % CHANGE
                                          ------------------------------------
Corporate G&A                             $ 9,633       $10,306           -7%

Mail Order Segment
  On-going Business                         5,251         3,804          +38%
  Disposed Businesses                         244         1,423          -83%
--------------------------------------------------------------------------------
   Total Mail Order                         5,495         5,227           +5%

Retail Segment
  On-going Business                        15,603        10,976          +42%
  Disposed Businesses                         387         2,388          -84%
--------------------------------------------------------------------------------
Total Retail                               15,990        13,364          +20%
--------------------------------------------------------------------------------
Total Company                             $31,118       $28,897           +8%
================================================================================

Total Company general and administrative expenses increased $2.2 million, or 8% in fiscal 2001, due primarily to Retail store acquisitions in Fiscal 2001 and higher operating costs in the specialty pharmacy stores. G&A declined as a percentage of revenue from 13.0% to 10.4%. Excluding Disposed Businesses, the increase was $5.4 million, or 22%, on comparable revenue growth of 45%.

Corporate G&A expenses decreased by 7%, or $0.7 million, and decreased as a percentage of revenue from 4.7% to 3.2%. The decline is attributed primarily to the cost of the Company's pursuit of strategic alternatives in the first three quarters of fiscal 2000 ($0.9 million) and certain costs incurred in the fourth quarter of fiscal 2000 related to the contemplated spin-off of the MEDgenesis diagnostics products business ($0.5 million). When Chronimed announced its intention to spin off MEDgenesis in the third quarter of fiscal 2000, it also announced the discontinuance of its exploration of strategic alternatives. The Company incurred no such related costs in fiscal 2001. Aside from these items, corporate G&A expenses increased 9%, a favorable comparison against a 35% increase in revenue.

Mail Order Segment G&A expense grew by 5%, from $5.2 million to $5.5 million. However, expenses associated with the Disposed Businesses (primarily HSM) decreased by $1.2 million, offsetting a $1.4 million increase in the On-going Business. The increase is attributable to increased direct costs (customer service, billing, fulfillment) associated with the revenue growth. As a percentage of on-going Mail Order revenue, on-going Mail Order G&A expense decreased slightly from 3.7% to 3.5%.

Retail segment G&A expenses increased 20%, or $2.6 million. Expenses relating to the Disposed Businesses (primarily Clinical Partners) decreased by $2.0 million, while expenses relating to the On-going Businesses increased by $4.6 million, or 42%, from $11.0 million to $15.6 million. The expense growth was in line with revenue growth; as a percentage of revenue, these expenses increased only slightly from 10.6% to 10.8%. The absolute dollar growth of $4.6 million in the On-going Business is attributed to the APP and Oaks acquisitions by the Retail segment during fiscal 2001 and increasing labor and facility costs in the specialty pharmacy stores.

BAD DEBT EXPENSES
($ THOUSANDS)                                          FISCAL YEAR
                                          -------------------------------------
                                                          2000
                                           2001       (AS RESTATED)    % CHANGE
                                          -------------------------------------
Corporate                                 $  (119)       $   140            nm

Mail Order Segment
  On-going Business                         1,524          1,272          +20%
  Disposed Businesses                          39            424          -91%
--------------------------------------------------------------------------------
   Total Mail Order                         1,563          1,696           -8%

Retail Segment
  On-going Business                         5,693          5,124          +11%
  Disposed Businesses                           3            194          -98%
--------------------------------------------------------------------------------
Total Retail                                5,696          5,318          +7%
--------------------------------------------------------------------------------
Total Company                             $ 7,140        $ 7,154           0%
================================================================================

Total Company bad debt expense remained nearly flat in fiscal 2001 compared to fiscal 2000, at $7.1 million. As a percent of revenue, bad debt expense was 1.9% and 2.4% in the respective fiscal 2001 and 2000 periods. As a part of the Company's financial restatement as described above, management determined that it had to reassess its allowance for doubtful accounts in the StatScript Retail segment, including fiscal 2000. As a result, the Retail allowance for doubtful accounts was increased by $4.2 million in fiscal 2000 and $2.5 million in the first three quarters of fiscal 2001. Looking forward to fiscal 2002, the Company expects that its bad debt expense as a percent of revenue will decrease approximately one percent. The Company has taken steps to ensure timely and accurate reviews of its reserve for doubtful accounts receivable.

INTEREST INCOME

The increase in interest income from an expense of $0.2 million in fiscal 2000 to income of $0.6 million in fiscal 2001 is due primarily to $0.3 million of interest earned from the invested proceeds from the sale of MEDgenesis in January, 2001, and $0.3 million of interest earned on a note receivable from Express-Med arising from the sale of HSM. The MEDgenesis sale proceeds were later used to fund acquisitions in the third (APP) and fourth quarters (Oaks and SangStat) of fiscal 2001. The Company expects to return to a net borrowing position as it continues its business growth.

OTHER INCOME (LOSS)

The $1.8 million loss in fiscal 2001 reflects the Company's loss on sale of available-for-sale securities that had been received as consideration in the sale of the Company's MEDgenesis business. These securities were received in January 2001 (third quarter of fiscal 2001), and then sold in both the third and fourth quarters of fiscal 2001. All securities have been sold as of June 29, 2001.

INCOME TAXES

In fiscal 2000 and 2001 the income tax benefits on operating losses were at 37%. See Note 9 of Notes to Consolidated Financial Statements for the reconciliation to the Company's statutory rate. Looking forward, the Company expects its combined Federal and State tax rate to be approximately 39%.

FISCAL 2000 (AS RESTATED) COMPARED TO FISCAL 1999

REVENUE

Total revenue for 2000 was up 32% to $222.5 million from $168.6 million in 1999, driven primarily by growth in the Retail segment. By revenue source, 2000 compares to 1999 as follows:

                  SEGMENT               TOTAL YEAR
                  Mail Order               +15%
                  Retail                   +59%

The Mail Order segment grew 15% for the year due primarily to continued patient acquisition from managed care plans in the biotech injectables program. The Retail segment grew 59% for the year due to continued growth from new pharmacies and from new patients in existing stores.

COST OF REVENUE

Total gross profit dollars increased $5.7 million in fiscal 2000, from $31.2 million in fiscal 1999 to $36.9 million in fiscal 2000, but declined in fiscal 2000 as a percentage of revenue from 18.5% to 16.6%. The gross profit dollar increase came from significant revenue growth in the Retail segment. Gross profit as a percent of revenue decreased in both segments in fiscal 2000. Mail Order declines were caused by the high-volume contracted pricing program with Aetna and on-going managed care pricing pressure, most notably in the Biotech Injectables program. Retail margins also decreased, as the retail market was also negatively affected by the cost containment efforts of managed care providers.

OPERATING EXPENSES

Total operating expenses increased $15.0 million, or 48%, in fiscal 2000, from $31.0 million in fiscal 1999 to $46.0 million in fiscal 2000. Approximately $11.1 million of this increase came from four specific charges that were unusual or infrequent in nature, to be discussed below. Operating expenses as a percentage of revenue increased from 18.4% in fiscal 1999 to 20.7% in fiscal 2000, including the specific charges that were unusual or infrequent in nature. First, a $0.9 million expense is included in fiscal 2000 G&A related to the Company's strategic planning endeavor, including its engagement with an investment banker. Second, the Company incurred a $5.5 million charge, classified as Other Expense within operating expenses, as a result of exiting the Clinical Partner's contract management line. Third, G&A expenses also include $0.5 million of costs associated with the disposition of the Company's Diagnostic Products business (MEDgenesis), which was completed in January 2001. Fourth, concurrent with the Company's restatement as described above, management determined that the information on which it had based its previous allowance for doubtful accounts receivable was incorrect. As a result, the allowance for doubtful accounts was increased by $4.2 million in fiscal 2000. Overall, excluding these four specific events, operating expenses would have been $34.9 million or 15.7% of revenue in fiscal 2000.

Within overall operating expenses, selling and marketing expenses declined $0.1 million, or 2.3%, in fiscal 2000 as a result of cost containment efforts in the Mail Order segment in both the biotech injectables and transplant businesses while the Company assessed its strategic alternatives. As a percentage of revenue, selling and marketing expenses decreased from 2.7% in fiscal 1999 to 2.0% in fiscal 2000.

INTEREST INCOME

The decrease in net interest income from $0.4 million in fiscal 1999 to net interest expense of $0.2 million in fiscal 2000 is due to a decline in interest income from the Orphan Medical receivable, which was paid in full in fiscal 1999, and to short-term borrowings incurred throughout fiscal 2000 to finance Chronimed's growth.

OTHER INCOME

In fiscal 1999 the Company recognized a pre-tax gain of $0.5 million, recorded as Other Income in the financial statements, as a result of selling its publishing business to John Wiley and Sons, a New York publisher, for $1.8 million.

INCOME TAXES

The income tax rate changed from a 39% expense on an operating profit in fiscal 1999 to a 37% benefit on an operating loss in fiscal 2000 due to certain potential non-deductible expenses incurred as part of the spin-off efforts in 2000. See Note 9 of Notes to Consolidated Financial Statements for the reconciliation to the Company's statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2001, the Company had $37.0 million of working capital, compared to $36.4 million as of June 30, 2000. During 2001, the Company utilized $1.3 million of cash from operating activities. The average days sales outstanding
(DSO) of the Company's accounts receivable improved from 61 days at June 30, 2000 to 42 days at June 29, 2001. Faster payment from the Company's largest payor, the discontinuance of the Disposed Businesses, and the higher proportion of Retail sales, which generally are paid quickly, led to this improvement, along with the write-off of old balances during the fourth quarter as part of the Company's extensive review of accounts receivable. Nonetheless, the Company used $1.4 million in cash to finance its receivables growth, separate from acquisitions. The average days inventory on hand also improved from 13 days at June 30, 2000 to 10 days at June 29, 2001. The Company used $1.5 million in cash to finance its inventory growth, separate from acquisitions. The Company expects its inventory to perform at or below 11 days on hand in fiscal 2002.

Approximately $24.8 million of cash was used to acquire APP, Oaks, and SangStat during fiscal 2001, while cash provided by discontinued operations and the proceeds from the sale of HSM and MEDgenesis provided $18.6 million. In addition, $2.9 million was used for purchases of property and equipment, primarily leasehold improvements to the StatScript specialty pharmacies.

Approximately $2.6 million of cash was provided by the issuance of Common Stock under employee stock option and purchase programs and short-term borrowings.

The Company had no long-term debt as of year-end 2001 and 2000. Shareholders' equity as of year-end 2001 and 2000 was $75.5 million and $63.1 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of year end 2001 and 2000 was $45.2 million and $54.0 million, respectively. The Company had an unsecured discretionary line of credit totaling $15 million that was scheduled to terminate January 31, 2001 but was extended through July 31, 2001. Due to the need to restate its financial statements, the Company was not in full compliance with its line of credit covenants as of June 29, 2001. On July 31, 2001 the Company received an extension of this line of credit through October 15, 2001. As part of the extension agreement, the Company obtained a waiver of its line of credit covenants from the lender, pending the delivery of audited financial statements by October 15, 2001. Under the terms of the extended agreement, the debt is secured by receivables and inventory, and bears interest at Prime Rate plus 0.25%. The Company also pays a commitment fee of 0.5% on the unused portion of the line of credit.

There was $4.1 million of short-term borrowings outstanding under the Company's line of credit at June 29, 2001. The Company anticipates that upon presentation of audited financial statements, it will be able to secure further extensions of the line of credit agreement with its lender under acceptable terms. The Company believes that the line of credit and cash provided by operating activities should allow it to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. The Company would need to seek additional debt or equity financing beyond its current $15 million line of credit to fund major business acquisitions or capital spending projects. The Company is not currently planning any major capital projects beyond its normal requirements of $2 to $3 million per year.


NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, which prohibits the use of the pooling-of-interests method of accounting for business combinations, defines the methodology to be used in measuring goodwill and other intangible assets, and defines certain disclosure requirements for business combinations. Statement 141 becomes effective for all transactions initiated after June 30, 2001, and for all purchase method transactions completed after June 30, 2001. Accordingly, the Company will adopt Statement 141 beginning July 1, 2001, but expects that there will be no material effect to the financial statements.

On that same date, the FASB also issued Statement 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in its first fiscal quarter of 2002 that began on June 30, 2001. Application of the non-amortization provisions of the Statement is expected to result in a decrease of $2.3 million in amortization of existing goodwill and an increase in after-tax net income of $1.4 million ($0.11 per share) in fiscal 2002. In fiscal 2001, goodwill amortization totaled $1.5 million, which would have amounted to after-tax net income of $0.9 million or $0.07 per share. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of June 30, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

FORWARD-LOOKING STATEMENTS

Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory ongoing arrangements with product manufacturers and wholesalers; pressure from payors to reduce the amount we charge for pharmaceutical products; compliance with various federal, state, and local laws and regulations; political, economic and regulatory changes affecting the health care industry and prescription drug providers; the failure of management and accounting controls to assure accurate and timely information; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; computer system, software or hardware failures or malfunctions; the ability to successfully integrate acquired businesses; heightened competition; the costs and the impact of any adverse rulings in legal or administrative proceedings; our ability to obtain competitive financing to fund operations and growth; continuing qualification to list our securities on a national stock exchange; loss or retirement of key executives or changes in ownership. We urge you to read the cautionary statement filed as Exhibit 99. This cautionary statement discusses specific factors which could affect the Company's operations and forward-looking statements contained in this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments as of June 30, 2000, which the Company classified as Available-for-Sale, consisted of equity securities of Cell Robotics International, Inc., with whom we had a distribution and development agreement for the Lasette laser lancing device. The Company considered any net unrealized gain or loss on these investments to be temporary and reflected such gains or losses as a component of shareholders' equity. The Cell Robotics securities were associated with the sale of the MEDgenesis business and, accordingly, had been included in net assets of discontinued operations. As of June 29, 2001, the Company had no material investments in Available-for-Sale securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-24 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 - NOMINEES FOR DIRECTORS", "PROPOSAL 1 - EXISTING DIRECTORS", and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Shareholders to be held on November 27, 2001 (the "2001 Proxy Statement") are incorporated in this Form 10-K by reference in response to this
Item 10.

ITEM 11.   EXECUTIVE COMPENSATION

The discussions under the sections captioned "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - Compensation Committee Report on Executive Compensation", "EXECUTIVE COMPENSATION - EXECUTIVE OFFICERS", and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 2001 Proxy Statement are incorporated in this Form 10-K by reference in response to this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussions under the sections captioned "OWNERSHIP OF CHRONIMED COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND EXECUTIVE OFFICERS" to be included in the 2001 Proxy Statement are incorporated in this Form 10-K by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to be included in the 2001 Proxy Statement is incorporated herein by reference in response to this Item 13.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                            PAGE
(a)   DOCUMENTS INCLUDED IN THIS REPORT

     1.  Financial Statements

         Index to Financial Statements                                       F-1

         Report of Independent Auditors                                      F-2

         Consolidated Balance Sheets as of June 29, 2001,
         and June 30, 2000 (As restated)                                     F-3

         Consolidated Statements of Operations for the years
         ended June 29, 2001, June 30, 2000 (As restated),
         and July 2, 1999                                                    F-4

         Consolidated Statements of Shareholders'
         Equity for the years ended June 29, 2001,
         June 30, 2000 (As restated), and July 2, 1999                       F-5

         Consolidated Statements of Cash Flows for the years
         ended June 29, 2001, June 30, 2000 (As restated),
         and July 2, 1999                                                    F-6

         Notes to Consolidated Financial Statements                          F-7

     2.  Financial Statement Schedule

         Schedule II -- Valuation and Qualifying Accounts                    S-1

         Financial Statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or Notes thereto.

(b)   REPORTS ON FORM 8-K

      A Current Report on Form 8-K with a date of report of June 14, 2001, was filed during the fourth quarter of fiscal 2001 to announce the Company's intent to restate previously reported financial results. No financial statements were filed with this current report.

      A Current Report on Form 8-K with a date of report of June 21, 2001, was filed during the fourth quarter of fiscal 2001 to provide additional information regarding its previously announced intention to restate financial results. No financial statements were filed with this current report.

(c)   EXHIBITS

      Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

      Chronimed will furnish any shareholder a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

      Portions of the 2001 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER      DESCRIPTION
-------    -------------
3.1        Articles of Incorporation of the Company, as amended. (6)

3.2        Bylaws of the Company, as amended. (7)

4.1        Specimen form of the Company's Common Stock certificate. (2)

4.2        Shareholder Rights Agreement between the Company and Wells Fargo
           Bank, National Association (formerly Norwest Bank Minnesota, N.A.)
           dated December 18, 1996.(5)

10.1       Form of Incentive Stock Option Agreement. (1) (2)

10.2       Form of Nonstatutory Stock Option Agreement. (1) (2)

10.3       Pharmacy Participation Agreement with Aetna Health Management,
           Inc.(11)

10.4       Employment Agreement effective July 1, 2000, between the Company and
           Henry F. Blissenbach.(1) (10)

10.5       Employment Agreement dated March 1, 2000, between the Company and
           Gregory H. Keane. (1) (9)

10.6       Chronimed Inc. 1994 Stock Option Plan. (3)

10.7       Chronimed Inc. 1994 Stock Option Plan for Directors. (3)

10.8       Chronimed Inc. 1997 Stock Option Plan. (4)

10.9       Chronimed Inc. 1999 Stock Option Plan. (8)

10.10      Chronimed Inc. 2001 Stock Option Plan. (11)

10.11      Facility Lease Agreement with Red Circle L.L.P. dated November 1996.
           (5)

10.11a     Amendments dated April 1997, December 1997, and July 1998 to Facility
           Lease Agreement with Red Circle L.L.P. (8)

10.12      Sale of Distribution Rights Agreement between the Company and Orphan
           Medical, Inc. dated June 27, 1997. (5)

10.13 Separation and Release Agreement effective January 5, 2001, between the Company and Maurice R. Taylor, II. (1) (12)

10.14      Promissory Note of Maurice R. Taylor, II, dated July 24, 2000 (1) (12)

10.15      Asset Purchase Agreement dated December 1, 2000 between Chronimed
           Inc. and Medisys PLC. (13) (Incorporated by reference from Exhibit
           2.1 to the Company's Form 8-K filed December 18, 2000).

10.15a     Amendment to Asset Purchase Agreement dated January 5, 2001 between
           Chronimed Inc. and Medisys PLC. (14) (Incorporated by reference to
           Exhibit 2.2 in the Company's Form 8-K filed January 19, 2001).

10.16*     Asset Purchase Agreement dated February 2, 2001 between Chronimed
           Inc. and American Prescription Providers.

21.1*      List of Subsidiaries.

23.1*      Consent of Ernst & Young LLP.

99* Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act.


----------------

(1)   Management contract or compensatory plan or arrangement.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45644), as amended.

(3) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on January 31, 1995, under file number 0-19952.

(4) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on September 26, 1996, under file number 0-19952.

(5) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K filed with The Commission on September 25, 1997, under file number 0-19952.

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

(9) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 5,2000, under file Number 0-19952.

(10) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K filed with The Commission on September 27, 2000, under file Number 0-19952.

(11) Incorporated by reference from Exhibit A in the Company's Definitive Proxy Statement filed with The Commission on Schedule 14A, October 13, 2000, under file Number 0-19952.

(12) Incorporated by reference from Exhibit 2.1 in the Company's Form 8-K filed with The Commission December 18, 2000, under file Number 0-19952.

(13) Incorporated by reference from Exhibit 2.2 in the Company's Form 8-K filed with The Commission January 19, 2001, under file Number 0-19952.

(14) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 14, 2001, under file Number 0-19952.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHRONIMED INC.

Dated:  October 11, 2001
                                    By   /s/ Henry F. Blissenbach
                                         -----------------------------
                                         Henry F. Blissenbach
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry F. Blissenbach                                     October 11, 2001
--------------------------------------------------
Henry F. Blissenbach - Chief Executive Officer
(Principal Executive Officer and
Chairman of the Board of Directors)

/s/ Gregory H. Keane                                         October 11, 2001
--------------------------------------------------
Gregory H. Keane - Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ John Howell Bullion                                      October 11, 2001
--------------------------------------------------
John Howell Bullion (Director)

/s/ John H. Flittie                                          October 11, 2001
--------------------------------------------------
John H. Flittie (Director)

/s/ Thomas F. Heaney                                         October 11, 2001
--------------------------------------------------
Thomas F. Heaney (Director)

/s/ David R. Hubers
--------------------------------------------------           October 11, 2001
David R. Hubers (Director)

/s/ Charles V. Owens, Jr.                                    October 11, 2001
--------------------------------------------------
Charles V. Owens, Jr. (Director)

/s/ Stuart A. Samuels                                        October 11, 2001
--------------------------------------------------
Stuart A. Samuels (Director)

                          INDEX TO FINANCIAL STATEMENTS



   Report of Independent Auditors                                       F-2

   Consolidated Balance Sheets                                          F-3

   Consolidated Statements of Operations                                F-4

   Consolidated Statements of Shareholders' Equity                      F-5

   Consolidated Statements of Cash Flows                                F-6

   Notes to Consolidated Financial Statements                           F-7

   Schedule II   Valuation and Qualifying Accounts and Reserves         S-1

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Chronimed Inc.

We have audited the accompanying consolidated balance sheets of Chronimed Inc. as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 29, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chronimed Inc. at June 29, 2001 and June 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the 2000 financial statements have been restated.


                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
October 5, 2001

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                                                            JUNE 29, 2001           JUNE 30, 2000
                                                                                            ----------------------------------------
ASSETS                                                                                                               (As restated)
Current assets
  Accounts receivable (net of allowances of $9,664 and
    $8,459 at June 29, 2001 and June 30, 2000, respectively)                                    $  40,322                $  39,762
  Income taxes receivable                                                                           6,370                    1,901
  Inventory                                                                                         8,833                    6,111
  Other current assets                                                                              1,030                      848
  Deferred taxes                                                                                    3,918                    3,144
------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                           60,473                   51,766

Property and equipment
  Property and equipment                                                                           16,942                   14,889
  Allowance for depreciation                                                                       (9,915)                  (8,338)
------------------------------------------------------------------------------------------------------------------------------------
    Net property and equipment                                                                      7,027                    6,551

Goodwill, net                                                                                      30,294                    9,031
Net assets of discontinued operations                                                                --                     10,465
Deferred taxes                                                                                      1,030                      508
Other assets, net                                                                                     169                      109
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                                $  98,993                $  78,430
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                                 15,524                   10,507
  Accrued expenses                                                                                  3,867                    2,366
  Short-term debt                                                                                   4,100                    2,500
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                      23,491                   15,373

Shareholders' equity
  Preferred Stock                                                                                    --                       --
  Common Stock, issued and outstanding shares -- 12,315
    and 12,147, respectively                                                                          123                      121
  Additional paid-in capital                                                                       54,961                   52,839
  Retained earnings                                                                                20,418                    9,641
  Accumulated other comprehensive income -- unrealized gain on
    available-for-sale securities from discontinued operations                                       --                        456
------------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                    75,502                   63,057
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                      $  98,993                $  78,430
====================================================================================================================================




See notes to consolidated financial statements

                                 CHRONIMED INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except per share amounts)


                                                                                            YEAR ENDED
                                                                    ----------------------------------------------------------
                                                                    JUNE 29, 2001          JUNE 30, 2000          JULY 2, 1999
                                                                    ----------------------------------------------------------
                                                                                           (As restated)
REVENUE                                                               $ 297,925              $ 222,497              $ 168,624
COST OF REVENUE                                                         262,232                185,606                137,445
------------------------------------------------------------------------------------------------------------------------------
            Gross profit                                                 35,693                 36,891                 31,179

OPERATING EXPENSES
    Selling and marketing                                                 3,209                  4,455                  4,558
    General and administrative                                           31,118                 28,897                 25,503
    Bad debt expense                                                      7,140                  7,154                    945
    Other expense - asset write down                                       --                    5,500                   --
------------------------------------------------------------------------------------------------------------------------------
            Total operating expenses                                     41,467                 46,006                 31,006
(LOSS) INCOME FROM CONTINUING OPERATIONS                                 (5,774)                (9,115)                   173
    Interest income (expense), net                                          568                   (191)                   419
    Other (loss) income                                                  (1,837)                  --                      503
------------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                    (7,043)                (9,306)                 1,095
    Income tax benefit (expense)                                          2,585                  3,398                   (427)
------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS                             (4,458)                (5,908)                   668
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                       1,466                  1,840                  3,459
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX                      13,769                   --                     --
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                     $  10,777              $  (4,068)             $   4,127
==============================================================================================================================

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Continuing operations                                                 $   (0.37)             $   (0.49)             $    0.06
Discontinued operations                                                    1.25                   0.15                   0.28
------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                                             $    0.88              $   (0.34)             $    0.34
==============================================================================================================================
Basic weighted-average shares                                            12,206                 12,116                 12,096
Diluted weighted - average shares                                        12,206                 12,116                 12,256


        See notes to consolidated financial statements

                                       CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (in thousands)


                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                                              PAID-IN        RETAINED     COMPREHENSIVE
                                                  SHARES        AMOUNT         CAPITAL       EARNINGS        INCOME          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance July 3, 1998                              12,081       $    121       $ 51,668       $ 10,559       $    (29)      $ 62,319
  Stock repurchase                                  (200)            (2)          (862)          (977)          --           (1,841)
  Shares issued for employee stock
    purchase and option plans                        207              2          1,437           --             --            1,439
  Tax benefit of stock option exercises             --             --              256           --             --              256
  Net income                                        --             --             --            4,127           --            4,127
  Unrealized gain (loss) on available-
    for-sale securities                             --             --             --             --              187            187
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal - Comprehensive Income                                                                                             4,314
------------------------------------------------------------------------------------------------------------------------------------
Balance July 2, 1999                              12,088            121         52,499         13,709            158         66,487
  Shares issued for employee stock
    purchase and option plans                         59           --              336           --             --              336
  Tax benefit of stock option exercises             --             --                4           --             --                4
  Net (loss)                                        --             --             --           (4,068)          --           (4,068)
  Unrealized gain (loss) on available-
    for-sale securities                             --             --             --             --              298            298
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal - Comprehensive (Loss)                                                                                            (3,770)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000 (As restated)               12,147            121         52,839          9,641            456         63,057
  Shares issued for employee stock
    purchase and option plans                        168              2          1,029           --             --            1,031
  Non-cash charge to compensation expense           --             --              938           --             --              938
  Tax benefit of stock option exercises             --             --              155           --             --              155
  Net income                                        --             --             --           10,777           --           10,777
  Unrealized gain (loss) on available-
    for-sale securities                             --             --             --             --             (456)          (456)
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal - Comprehensive Income                                                                                            10,321
------------------------------------------------------------------------------------------------------------------------------------
Balance June 29, 2001                             12,315       $    123       $ 54,961       $ 20,418       $   --         $ 75,502
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEAR ENDED
                                                                                ----------------------------------------------------
                                                                                JUNE 29,            JUNE 30,             JULY 2,
                                                                                  2001                2000                 1999
                                                                                ----------------------------------------------------
                                                                                                 (As Restated)
OPERATING ACTIVITIES:
  Net income (loss)                                                             $ 10,777            $ (4,068)           $  4,127
  Less income/gain from discontinued operations                                  (15,235)             (1,840)             (3,459)
------------------------------------------------------------------------------------------------------------------------------------
     (Loss) income from continuing operations                                     (4,458)             (5,908)                668
  Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                4,056               4,084               3,838
      Deferred income taxes                                                       (1,296)             (2,710)               (825)
      Gain on sale of business                                                       (22)               --                  --
      Loss on sale of available-for-sale securities                                1,844                --                  --
      Write-off of Clinical Partners contract management line                        --                5,500                --
      Income tax benefit of stock option exercises                                   155                   4                 256
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (1,440)             (7,229)            (14,070)
        Income taxes                                                              (4,469)             (2,087)              1,197
        Inventory                                                                 (1,529)               (716)                411
        Accounts payable                                                           5,017                 (79)              4,019
        Accrued expenses                                                           1,354                 414              (1,076)
        Other assets                                                                (469)                513                (554)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) operating activities                                     (1,257)             (8,214)             (6,136)

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                             (24,777)               --                (1,444)
  Proceeds from sale of OMI rights                                                  --                  --                 1,317
  Proceeds from sale of Home Service Medical Business                              2,734                --                  --
  Purchases of property and equipment                                             (2,850)             (1,229)             (1,848)
  Sale of available-for-sale securities                                            7,656                --                 6,536
------------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities                        (17,237)             (1,229)              4,561


FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                                       1,031                 336               1,439
  Repurchase of Common Stock                                                        --                  --                (1,841)
  Net proceeds from borrowings                                                     1,600               2,500                --
------------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                          2,631               2,836                (402)

CASH PROVIDED BY DISCONTINUED OPERATIONS                                          15,863               3,295               4,262

Increase (decrease) in cash and cash equivalents                                    --                (3,312)              2,285
Cash and cash equivalents at beginning of year                                      --                 3,312               1,027
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                        $   --              $   --              $  3,312
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                                             $ 14,092            $  2,466            $  1,897
  Interest payments                                                             $    102            $    233            $     28

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

- The Company received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business to be paid over 42 months through March 1, 2004. The Company has recorded the note on its June 29, 2001, balance sheet, offset by the deferred gain of the same amount.

- The Company sold its MEDgenesis subsidiary to Medisys PLC in January 2001 for $30.475 million in cash and $9.5 million in Medisys common stock.


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING POLICIES

BUSINESS

Chronimed Inc. ("Chronimed" or the "Company") is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The Company distributes pharmaceuticals and provides specialized patient management services nationwide for people with long-term chronic conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. Chronimed works directly with patients, providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies and payors to improve clinical and financial outcomes.

FISCAL YEAR

The Company uses a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30.

The fiscal years referenced herein are as follows:

                        FISCAL YEAR             YEAR ENDED
                        2001                    June 29, 2001 (52 weeks)
                        2000                    June 30, 2000 (52 weeks)
                        1999                    July 2, 1999  (52 weeks)

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

REVENUE RECOGNITION

Revenue is recognized at the time prescriptions are dispensed by the pharmacist and shipped to or picked up by the patient. The Company participates in various third party provider networks and state Medicaid programs. Under a majority of these networks, the amount to be paid for the Company's products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain third-party providers and state Medicaid programs for which there is no electronic adjudication process available at the time of sale, revenue is reported at the estimated net realizable amount and adjusted in future periods as final settlements are determined.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of the impact of SFAS No. 123, as if adopted, can be found in Note 10 to the Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are available for sale, are carried at cost, which approximates fair market value, and consist principally of corporate commercial paper.

INVESTMENTS

In fiscal 1999, the Company invested $450,000 in the common stock of Cell Robotics International, Inc. (CRII) as part of a development and distribution agreement for the Lasette laser lancing device. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities were classified as Available-for-Sale as of June 30, 2000. The Company considered the net unrealized gain on these investments of $456,000 at June 30, 2000 to be temporary, and as such recorded it through shareholders' equity. The Cell Robotics securities were associated with the sale of the MEDgenesis business (see Note 3), and, accordingly, were classified in net assets of discontinued operations at June 30, 2000. As of June 29, 2001, the Company had no investments in Available-for-Sale securities.

ACCOUNTS RECEIVABLE ALLOWANCES

Allowance for Doubtful Accounts

The Company determines an allowance for doubtful accounts amount based upon an analysis of the collectability of specific accounts and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in the Company's Consolidated Statements of Operations.

Allowance for Payor Discounts

The Company determines an allowance based on an analysis of historical payment experience for both the retail and mail order businesses, and in some cases, by an analysis of specific payor discounts. Payor discount allowances are recorded as offsets to revenue in the Company's Consolidated Statements of Operations.

INVENTORIES

Inventories consist primarily of goods held for resale, and are carried at the lower of cost or market determined under the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. Depreciation occurs over estimated useful lives of one to seven years. Depreciation expense for continuing operations was $2,597,000, $2,456,000, and $2,140,000 in fiscal 2001,
2000, and 1999, respectively.

Property and equipment consisted of the following at June 29, 2001 and June 30, 2000:

(in thousands)                                  JUNE 29, 2001     JUNE 30, 2000
Leasehold improvements                             $ 4,868           $ 3,134
Furniture and fixtures                               3,839             3,303
Computer hardware and software                       8,235             8,452
--------------------------------------------------------------------------------
    Total property and equipment                   $16,942           $14,889
================================================================================

GOODWILL

Goodwill is amortized on a straight-line basis over two to twenty years. The Company periodically evaluates its goodwill for impairment by comparison of the carrying value against anticipated business performance. Amortization expense for continuing operations was $1,459,000, $1,628,000, and $1,698,000 in fiscal 2001, 2000, and 1999, respectively. Accumulated amortization for continuing operations was $5,340,000 and $4,274,000 as of fiscal year end 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment losses when indicators of impairment are present by comparing the undiscounted cash flows to the assets' carrying amount. An impairment loss is recorded if necessary. In fiscal 2000 the Company wrote off $5.5 million associated with the Clinical Partners contract management line in accordance with its evaluation of long-lived asset impairment.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and the tax basis of assets and liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, which prohibits the use of the pooling-of-interests method of accounting for business combinations, defines the methodology to be used in measuring goodwill and other intangible assets, and defines certain disclosure requirements for business combinations. Statement 141 becomes effective for all transactions initiated after June 30, 2001, and for all purchase method transactions completed after June 30, 2001. Accordingly, the Company will adopt Statement 141 beginning July 1, 2001, but expects that there will be no material effect to the financial statements.

On that same date, the FASB also issued Statement 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in its first fiscal quarter of 2002 that begins June 30, 2001. Application of the nonamortization provisions of the Statement is expected to result in a decrease of $2.3 million in amortization of existing goodwill and an increase in after-tax net income of $1.4 million ($0.11 per share) in fiscal 2002. In fiscal 2001, goodwill amortization totaled $1.5 million, which would have amounted to after-tax net income of $0.9 million or $0.07 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of June 30, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

PER SHARE DATA

Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income (loss) calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. The Company's net income (loss) per share calculation for basic and diluted is based on the weighted common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net income (loss) per share calculation. Employee stock options of 2,404,252, 2,229,809, and 2,886,227 for the years ended June 29, 2001, June 30, 2000, and
July 3, 1999, respectively, have been excluded from the net income (loss) per share calculation because their effect would be anti-dilutive or immaterial.

 2.  FINANCIAL RESTATEMENT

The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. The related adjustments are limited to the Company's Retail segment. The restatement also reflects an increase to the gain reported in the Company's results from discontinued operations from the sale of MEDgenesis in the third quarter of fiscal 2001. The changes to the financial statements resulting from the restatement are described below.

CONTINUING OPERATIONS

Revenue

In the fourth quarter of fiscal 2001, management determined that software system and process errors in its Retail segment resulted in the overstatement of revenue. Following the implementation of new software systems in early fiscal 2000, certain transactions that had been canceled or rejected at the pharmacy level were transferred from the pharmacy operating system, without adjustment, to the Retail revenue accounting system effectively resulting in a duplicate revenue entry. As a result, revenue was overstated in the Company's accounting records. The overstatement of revenue caused by these errors totaled $3,390,000 in fiscal 2000 ($827,000, $914,000, $979,000 and $670,000 for the first, second, third and fourth quarters, respectively) and $2,595,000 in fiscal 2001 ($815,000, $1,030,000 and $750,000 for the first, second and third quarters, respectively). The Company has taken steps to correct its systems and processes to prevent duplicate revenue entries.

In addition, management identified a large uncontracted payor in the Company's Retail segment that began paying claims in fiscal 2001 using a significantly lower rate schedule than the payor had previously used. As a result, the Company's traditional methods of estimating the revenue allowance for payor discounts did not accurately account for the significant reduction in reimbursement. The resulting overstatement of revenue in the first three fiscal quarters of fiscal 2001 totaled $1,918,000 ($760,000, $556,000 and $602,000 for the first, second and third quarters, respectively). The Company has taken steps to improve its methods for determining the revenue allowance for payor discounts.

Bad Debt Expense and Allowance for Doubtful Accounts

During fiscal 2001, management learned that personnel at the Company's Retail segment had fallen behind in posting cash receipts to customer accounts receivable records and were preparing aging reports that contained significant inaccuracies, which prevented timely and accurate monitoring of open accounts receivable. Management determined that these inaccurate aging reports they had relied upon to estimate the allowance for doubtful accounts receivable at June 30, 2000 and the first three quarters of fiscal 2001 had caused them to underestimate the amount of the allowance at those dates. As a result, management has reassessed its estimate for doubtful accounts receivable and increased the allowance at June 30, 2000 and at the end of each of the first three quarters of fiscal 2001. The allowance for doubtful accounts and related bad debt expense was increased by $4,200,000 at June 30, 2000, and $989,000, $603,000 and $902,000 at the end of each of the first, second and third quarters, respectively, of fiscal 2001. The Company has taken steps to ensure the accuracy of the information on which it will base future estimates of doubtful accounts.

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

 As a result of the foregoing accounting adjustments, the Company's consolidated financial statements for fiscal 2000 and the first three quarters of fiscal 2001 have been restated from the amounts previously reported. The principal effects of these adjustments on the consolidated financial statements for the year ended June 30, 2000 are set forth below. Effects of adjustments on previously reported quarters for 2000 and 2001 are presented in Note 16.

STATEMENT OF OPERATIONS                            YEAR ENDED JUNE 30, 2000
($ thousands, except per share data)
--------------------------------------------------------------------------------
                                                        AS
                                                    PREVIOUSLY
                                                     REPORTED         AS RESTATED
                                                    -----------       -----------
Revenue                                              $ 225,887        $ 222,497
Gross profit                                            40,281           36,891
Loss from continuing operations before income taxes     (1,716)          (9,306)
Income taxes                                               438            3,398
Net loss from continuing operations                  $  (1,278)       $  (5,908)

Net income (loss)                                    $     562        $  (4,068)
Basic and diluted income (loss) per share

Net loss from continuing operations                  $   (0.10)       $   (0.49)

Net income (loss)                                    $    0.05        $   (0.34)


BALANCE SHEET                                            AS OF JUNE 30, 2000
($ thousands)
---------------------------------------------------------------------------------
                                                        AS
                                                    PREVIOUSLY
                                                     REPORTED         AS RESTATED
                                                    -----------       -----------
Accounts receivable, net of allowances               $ 47,352          $ 39,762
Income taxes receivable                                   774             1,901
Total assets                                           83,060            78,430
Retained earnings                                      14,271             9,641
Total shareholders' equity                             67,687            63,057


3.   DISCONTINUED OPERATIONS  - SALE OF MEDGENESIS

On October 10, 2000, Chronimed announced that it was engaged in negotiations to sell its diagnostic products business, MEDgenesis Inc., while continuing to pursue a spin-off of the business. On December 1, 2000, Chronimed entered into an Asset Purchase Agreement with Medisys PLC of Woodbridge, Suffolk, England and on January 5, 2001, the Company completed the sale of MEDgenesis to Medisys. Chronimed has classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis have been classified as discontinued operations.

Chronimed received $39.975 million from the sale of MEDgenesis to Medisys. The $39.975 million received consisted of $30.475 million in cash and $9.5 million in Medisys common stock.

The following shows the calculation of the reported gain from the sales transaction, after restatement - see Note 2:

(in thousands)
--------------------------------------------------------------------------------
Purchase price proceeds                                               $ 39,975
Less transaction and other related costs                                (4,485)
Less net book value of assets                                          (11,591)
--------------------------------------------------------------------------------
Gain before income taxes                                                23,899
Less income taxes                                                      (10,130)
--------------------------------------------------------------------------------
Gain on sale                                                          $ 13,769
================================================================================


The following shows the transaction costs:

(in thousands)
--------------------------------------------------------------------------------
Contract assignment costs                                             $(1,000)
Miscellaneous acquisition costs                                        (1,321)
Severance (see Note 12)                                                (2,164)
--------------------------------------------------------------------------------
Transaction and other related costs                                   $(4,485)
================================================================================

The following table summarizes revenue and net income from discontinued operations for the last three years. The activity shown for the year ended June 29, 2001 includes activity through the sale date of January 5, 2001:

                                                            YEAR ENDED
                                                  ------------------------------
                                                  JUNE 29,   JUNE 30,   JULY 2,
           (IN THOUSANDS)                           2001       2000       1999
--------------------------------------------------------------------------------
Revenue from discontinued operations              $ 19,443    $32,949   $29,672
Cost of revenue                                     10,903     20,283    15,691
--------------------------------------------------------------------------------
   Gross profit                                      8,540     12,666    13,981
Operating expenses:
    Selling and marketing                            2,951      5,349     4,550
    Research and development                           596      1,087       858
    General and administrative                       2,713      3,751     2,902
--------------------------------------------------------------------------------
        Total operating expenses                     6,260     10,187     8,310
Income from discontinued operations                  2,280      2,479     5,671
Other income                                           124        540         -
--------------------------------------------------------------------------------
Income from discontinued operations before
income taxes                                         2,404      3,019     5,671
Income tax expense                                     938      1,179     2,212
--------------------------------------------------------------------------------
Net income from discontinued operations            $ 1,466    $ 1,840   $ 3,459
================================================================================

4.   ACQUISITIONS

In February 2001, the Company acquired the four retail pharmacies of American Prescription Providers, Inc. The Company acquired substantially all the assets, including inventory, furniture, equipment, and leasehold improvements of the four pharmacies for $16.0 million in cash. The excess of the purchase price plus transaction cost over the fair value of the net assets was $15.6 million, all of which has been classified as goodwill and which is being amortized on a straight-line basis over 20 years.

In April 2001, the Company acquired the Transplant Pharmacy business of SangStat Medical Corporation, which provides mail order distribution of drugs and transplant patient management services. The Company acquired substantially all the assets of the Transplant Pharmacy business excluding inventory and accounts receivable for cash of $1.8 million. The excess of the purchase price plus transaction cost over the fair value of the net assets was $1.8 million, all of which has been classified as goodwill and which is being amortized on a straight-line basis over 20 years.

In April 2001, the Company acquired Los Feliz Drugs, Inc., d/b/a Oaks Pharmacy ("Oaks"), a pharmacy that provides specialty pharmaceutical products for people with HIV/AIDS and other chronic conditions. The Company acquired the stock of Oaks for cash of $5.2 million. The excess of the purchase price plus transaction cost over the fair value of the net assets was $5.3 million, all of which has been classified as goodwill and which is being amortized on a straight-line basis over 20 years.

All acquisitions described above were accounted for as purchases and, accordingly, operating results of these businesses subsequent to the date of acquisition were included in the Company's consolidated financial statements.

5.   SALE OF HOME SERVICE MEDICAL BUSINESS

Chronimed sold its Home Service Medical ("HSM") business on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. HSM is a direct to consumer, mail-order catalog business that contributed $15.0 million in revenue and $1.3 million in pre-tax operating income to Chronimed's total results for the fiscal year ended June 30, 2000. The Company received $2.7 million in cash ($3.0 million at close less a $0.3 million working capital adjustment paid to the buyer on December 1, 2000) and a $3.8 million subordinated note maturing in 42 months and bearing an annual interest rate of 11%.

Chronimed deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Given that there is no guarantee that Express-Med will be able to repay the note and the long-term nature of the note, the gain will be deferred until principal payments under the promissory note are received or are deemed to be fully collectable. Based on the terms of the HSM Asset Purchase Agreement, Express-Med, Inc. will pay quarterly installments of accrued interest and periodic installments of principal. Quarterly interest payments began March 1, 2001, and the periodic installments of principal will begin September 6, 2002. Principal payments will be paid as follows: $1.0 million on September 6, 2002; $1.0 million on September 2, 2003; and $1.8 million on March 1, 2004. The entire outstanding balance of principal and interest becomes due on March 1, 2004. Express-

Med is current on its subsequent quarterly interest payments. Chronimed believes that Express-Med, Inc. will be able to continue funding the interest payments and therefore the Company will accrue the interest receivable monthly as earned.

The Company recorded the $3.8 million deferred gain on the balance sheet as an offset to notes receivable, netting to zero and therefore not reflected on the face of the balance sheet.


6.   AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated market value of available-for-sale securities are as follows:

                                                GROSS       GROSS     ESTIMATED
                                  AMORTIZED  UNREALIZED  UNREALIZED    MARKET
(in thousands)                      COST        GAINS      LOSSES       VALUE
As of June 30, 2000:
    Equity Securities               $270        $456        $ --        $726

As of June 30, 2000 the Company's Available-for-Sale securities included equity securities of one company, Cell Robotics International, Inc., and are included in net assets of discontinued operations. As of June 29, 2001 the Company held no Available-for-Sale securities. See Note 1 of Notes to Consolidated Financial Statements, Investments, for additional information regarding these securities.

The Company received $9.5 million in Medisys PLC securities as partial consideration from the sale of MEDgenesis to Medisys in January 2001. Chronimed subsequently sold the shares received for $7.7 million in cash, which resulted in a $1.8 million loss in fiscal 2001. This loss has been included in the Other Expense line in the Consolidated Statements of Operations.


7.   OPERATING LEASES AND RENT EXPENSE

The Company leases its office space, distribution facilities, and retail locations under operating lease agreements. The remaining lease terms range from one to nine years as of June 29, 2001.

Future minimum lease payments for continuing operations, including current real estate taxes and operating expenses, under the operating leases with lease terms in excess of one year at June 29, 2001, are approximately as follows:

                                                AMOUNT
               FISCAL YEAR                      (000'S)
               ----------------------------------------
                  2002                         $ 2,800
                  2003                           2,548
                  2004                           2,125
                  2005                           1,558
                  2006                             587
                 Beyond                          1,021
               ----------------------------------------
                 Total                         $10,639
               ========================================

Total rent expense for continuing operations was $2,367,000, $1,978,000, and $1,885,000 during fiscal 2001, 2000, and 1999, respectively.

8.   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The Company had no long-term debt as of fiscal year-end 2001 and 2000. The Company had an unsecured discretionary line of credit totaling $15 million that terminated January 31, 2001 and which was extended through July 31, 2001. Due to the need to restate its financial statements, the Company was not in full compliance with its line of credit covenants as of June 29, 2001. On July 31, 2001 the Company received an extension of this line of credit through October 15, 2001. As part of the extension agreement, the Company obtained a waiver of its line of credit covenants from the lender, pending the delivery of audited financial statements by October 15, 2001. Under the terms of the extended agreement, the debt is secured by receivables and inventory, and bears interest at Prime Rate plus 0.25%. The Company also pays a commitment fee of 0.5% on the unused portion of the line of credit.

As of June 29, 2001, there was $4.1 million of short-term borrowings outstanding under this line of credit, bearing interest of 6.75% at that date (based on prime rate plus a variable margin of 0.0% to 1.0% depending on the ratio of the Company's earnings before interest and taxes to interest expense).

9.   INCOME TAXES (Dollars in thousands)

The components of the provision for income taxes for continuing operations are as follows:

                                                             2000
                                                             (As
                                                2001       Restated)      1999
                                              ----------------------------------
Current                                       $ (1,288)    $   (688)    $ 1,252
Deferred                                        (1,297)      (2,710)       (825)
--------------------------------------------------------------------------------
Income tax (benefit) expense                  $ (2,585)    $ (3,398)    $   427
================================================================================

The Company's income tax expense from continuing operations differs from the applicable federal rate of 35% in fiscal 2001 and 34% in fiscal 2000 and 1999. The reconciliation of differences is as follows:

                                                              2000
                                                              (As
                                                 2001       Restated)      1999
                                               ---------------------------------
Federal income taxed at statutory rates        $ (2,465)    $ (3,165)     $  370
State taxes, net of federal benefit                (260)        (314)         51
Goodwill amortization                                61            7           5
Other, net                                           79           74           1
--------------------------------------------------------------------------------
Income tax (benefit) expense                   $ (2,585)    $ (3,398)     $  427
================================================================================

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                        2000
                                                       2001        (As restated)
                                                      --------------------------
Deferred tax assets:
   Bad debt reserve                                   $ 1,751         $ 2,521
   Inventory reserve                                       70              24
   Other reserves                                       2,997             779
   Vacation accrual                                       134             112
   Goodwill amortization                                  366             483
   Depreciation                                            32             109

Deferred tax liabilities:
   Prepaid assets                                        (402)           (331)
   Other liabilities                                        -             (45)
--------------------------------------------------------------------------------
Net deferred tax assets                               $ 4,948         $ 3,652
================================================================================

10.  SHAREHOLDERS' EQUITY

The Company has 5,000,000 shares of $.01 par value Preferred Stock authorized and issuable in one or more series as the Board of Directors may determine, none of which are outstanding. The Company has 40,000,000 authorized shares of $.01 par value Common Stock. There are no restrictions on retained earnings.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to elect to utilize APB Opinion No. 25 and related interpretations in accounting for its stock option plans and its employee stock purchase plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by SFAS No. 123, compensation expense (net of tax) would have been $638,000, $1,278,000 and $1,671,000 for fiscal years 2001, 2000 and 1999, respectively. Consolidated net income (loss) and earnings (loss) per share, including continuing and discontinued operations, would have been the pro forma amounts indicated in the table below:

                                                           2000
(in thousands, except per share data)       2001       (As restated)      1999
--------------------------------------------------------------------------------
Net income (loss) - as reported            $10,777       $(4,068)        $4,127
Net income (loss) - pro forma              $10,139       $(5,346)        $2,456
Earnings (loss) per share - basic and
diluted as reported                        $  0.88       $ (0.34)        $ 0.34
Earnings (loss) per share - basic and
diluted pro forma                          $  0.83       $ (0.44)        $ 0.20

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                            2001           2000           1999
                                          -------        -------        -------
Expected dividend yield                      0.0%           0.0%           0.0%
Expected stock price volatility               55%            63%            67%
Risk-free interest rate                     5.30%          6.20%          5.50%
Expected life of options                  5 years        5 years        5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during fiscal years 2001, 2000 and 1999 was $4.06, $5.07 and $5.74, respectively.

The Company has five employee Stock Option Plans (1986, 1994, 1997, 1999 and
2001). Options to purchase Common Stock of the Company are granted to employees at 100% of fair market value on the date of grant and are generally exercisable at 20% of the total grant at the end of each year. The options are cumulatively exercisable and expire seven years after the date of grant.

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

In fiscal year 2001 the Company modified option terms in the Separation Agreement entered into with Mr. Maurice R. Taylor, II. The modification caused all of Mr. Taylor's options to vest immediately, and to extend the exercise dates for all options through January 5, 2002. The Company recognized $938,000 of compensation expense as a result of the modification. See Note 12.

Stock option activity is summarized as follows:

                                                                   Options Outstanding                       Options Exercisable
                                                    -----------------------------------------------       --------------------------
                                                                                          Weighted                         Weighted
                                                       Shares                             Average                           Average
                                                     Available           Number            Price            Number           Price
                                                     for Grant         of Shares         Per Share        of Shares        Per Share
------------------------------------------------------------------------------------------------------------------------------------
Balance July 3, 1998                                   176,488         2,242,601        $    10.91          915,331       $    10.51
  Reserved for future grants                         1,500,000              --
  Granted                                           (1,099,700)        1,099,700              9.53
  Exercised                                               --            (152,413)             6.29
  Cancelled                                            303,661          (303,661)            11.23
  Expired                                              (40,150)             --
                                                    ----------------------------                        -----------
Balance July 2, 1999                                   840,299         2,886,227             10.60          938,566            11.24
  Granted                                              (33,000)           33,000              9.03
  Exercised                                               --             (49,038)             5.77
  Cancelled                                            640,380          (640,380)            10.69
  Expired                                              (23,633)
                                                    ----------------------------                        -----------
Balance June 30, 2000                                1,424,046         2,229,809             10.69          925,524            11.14
  2001 Stock Option Plan                             1,000,000              --
  Granted                                             (792,200)          792,200              7.63
  Exercised                                               --            (200,597)             8.89
  Cancelled                                            417,160          (417,160)            10.30
  Expired                                              (97,960)             --
                                                    ----------------------------                        -----------
Balance June 29, 2001                                1,951,046         2,404,252              9.90        1,271,303            10.97

The following table summarizes information about the stock options outstanding at June 29, 2001.

                            Options Outstanding             Options Exercisable
                     -----------------------------------   ---------------------
                                  Weighted
                                  Average       Weighted                Weighted
                                 Remaining       Average                 Average
    Range of           Number   Contractual      Price      Number       Price
Exercise Prices      of Shares     Life        Per Share   of Shares   Per Share
--------------------------------------------------------------------------------
  $ 5.03 - 7.38        608,200    6.2 yrs        $ 7.31       61,980     $ 6.86
 $ 7.50 - 8.28         608,852    4.3 yrs        $ 7.97      325,239     $ 7.84
 $ 8.31 - 12.25        567,600    4.5 yrs        $10.47      362,504     $10.35
$ 12.38 - 21.88        619,600    1.1 yrs        $13.81      521,580     $13.84
                     ---------                             ---------
 $ 5.03 - 21.88      2,404,252    4.0 yrs        $ 9.90    1,271,303     $10.97
                     =========                             =========

11.  EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) Employee Savings Plan covering substantially all employees. Company contributions are required. The Company's contributions to the Plan, representing 401(k) matching contributions only, to employees of continuing and discontinued operations, were $188,000, $165,000, and $195,000 in fiscal years 2001, 2000, and 1999, respectively.

The Company has an Employee Stock Purchase Plan. There were 127,138 shares available for purchase under the Plan at June 29, 2001.

12.  RELATED PARTY TRANSACTIONS

On April 9, 1997, the Company entered into a guaranty of indebtedness with US Bank on behalf of Mr. Maurice R. Taylor, II, the Company's then Chairman and Chief Executive Officer. Such indebtedness permitted Mr. Taylor to continue to hold Company stock. There was $675,000 of indebtedness under the guarantee on June 30, 2000. On July 1, 2000, Mr. Taylor resigned as Chairman and became Chairman and CEO of the Company's wholly-owned subsidiary, MEDgenesis. Also on that date, MEDgenesis assumed the Company's guaranty of Mr. Taylor's loan, and subsequently loaned Mr. Taylor funds sufficient to pay off his debt to US Bank. MEDgenesis obtained a promissory note due December 31, 2001, a residential mortgage, and a pledge agreement from Mr. Taylor. Mr. Taylor is charged interest at 0.5% above the prime lending rate on the note. The Company's guaranty has been extinguished. Mr. Taylor's term as a Director of the Company ended on November 27, 2000.

When Chronimed sold the MEDgenesis assets to Medisys on January 5, 2001, Medisys did not acquire the Taylor promissory note, pledge agreement, or mortgage. Accordingly, these commitments remain assets of Chronimed. The Taylor promissory note evidences principal indebtedness of $599,900 as of June 29, 2001, accrues interest at 0.5% above the prime lending rate, and requires quarterly payments of interest plus $25,000 in principal. The remaining principal is due on December 31, 2001. Mr. Taylor is current in his note payments, and the Company believes the note to be collectable.

Concurrent with the sale of MEDgenesis assets, Chronimed entered into a Separation Agreement with Mr. Taylor related to Mr. Taylor's Employment Agreement. Under the terms of the Employment Agreement, the Company made a payment to Mr. Taylor of $1.226 million. The Separation Agreement also created an immediate vesting of all of Mr. Taylor's outstanding stock options and extended his period to exercise options to January 5, 2002. The Separation Agreement also allows for office space access and health care insurance for Mr. Taylor for twelve months, or until he finds employment, whichever comes first.

The modification to the option terms created a new measurement date requiring Chronimed to record compensation expense for the excess of the share price on January 5, 2001 over the option exercise price at grant date. This modification resulted in a $938,000 non-cash charge to compensation expense. Both the $1.226 million severance payment and the $938,000 non-cash charge were charged against the gain on the sale of MEDgenesis.


13.  SIGNIFICANT CONCENTRATIONS

Within the Mail Order business segment, two major payors with whom Chronimed has contracts merged during calendar year 1999. As one payor, they represent 33%, 26%, and 25% of the Company's continuing operations revenue in fiscal years 2001, 2000, and 1999, respectively.

The Company has a national distributor who supplies pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 82%, 79%, and 69% of the Company's continuing operations inventory purchases for fiscal years 2001, 2000, and 1999, respectively. In the event that the Company is unable to purchase pharmaceuticals through this distributor, the Company would be able to purchase the same inventory through other national pharmaceutical distributors.

14.  BUSINESS SEGMENT INFORMATION

The Company has two reportable segments:

- Mail Order - provides prescription drug and ancillary medical supplies to patients with a wide variety of high-cost chronic conditions including solid organ transplants, anemia due to end-stage renal failure, cancer, endometriosis, growth hormone deficiency, hemophilia, Hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, respiratory syncytial virus and rheumatoid arthritis. Chronimed has payor contracts with HMOs, major health insurers, Medicare and Medicaid, and other managed health plans covering a substantial population. Chronimed distributes these critical medications directly to patients nationwide while ensuring competitive prices to payors. Chronimed also coordinates its services with payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, Chronimed works with its customers to develop therapy management guidelines through ongoing monitoring and evaluation of patient responsiveness and compliance to the treatment.

- Retail - represents the Company's retail pharmacy operation, StatScript Pharmacy, and Clinical Partners' historical disease management business. StatScript Pharmacy is believed to be the largest network of HIV/AIDS community-based pharmacies in the country, with 37 pharmacies in 32 cities. StatScript pharmacies are locally driven providers and are committed to the HIV/AIDS patient. Key to the successful care of the HIV/AIDS patients is StatScript's efforts with community resources, education of the patient, clinical team communication, and complete patient tracking.

The Company's reportable segments are made up of business units that offer different, but related, products and services to patients with chronic health conditions. The reportable segments are managed separately by senior executives who report directly to the Chief Executive Officer. The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. All of the Company's operations and assets are located in the United States.

The table below presents information by reportable segment. Retail segment amounts in fiscal 2000 have been restated.

                                                      MAIL
            (in thousands)                            ORDER            RETAIL           TOTAL
FOR THE YEAR ENDED JUNE 29, 2001
     Revenues                                       $ 153,461        $ 144,464        $ 297,925
     Income (loss) from continuing operations            (314)          (5,110)          (5,424)
     Depreciation & Amortization                        1,558            2,498            4,056
     Additions to Property and Equipment                1,193            2,406            3,599
     Segment Assets                                    31,210           55,612           86,822

FOR THE YEAR ENDED JUNE 30, 2000
     Revenues                                       $ 119,170        $ 103,327        $ 222,497
     Income (loss) from continuing operations            (213)          (2,384)          (2,597)
     Depreciation & Amortization                        1,486            2,598            4,084
     Additions to Property and Equipment                  801              654            1,455
     Segment Assets                                    33,575           27,818           61,393

FOR THE YEAR ENDED JULY 2, 1999
     Revenues                                       $ 103,659        $  64,965        $ 168,624
     Income (loss) from continuing operations             351            1,173            1,524
     Depreciation & Amortization                        1,700            2,138            3,838
     Additions to Property and Equipment                1,374              561            1,935
     Segment Assets                                    29,809           32,848           62,657

The following table is a reconciliation of reportable segment information to the Company's consolidated totals.

                                                                                                   FISCAL YEAR ENDED
                                                                                                          2000
        (in thousands)                                                                    2001        (As restated)        1999
Total Consolidated Revenue                                                             $ 297,925        $ 222,497        $ 168,624

(Loss) income from continuing operations
Total for reportable segments                                                          $  (5,424)       $  (2,597)       $   1,524
Unallocated amounts:
 - Corporate G&A                                                                            (350)          (1,018)          (1,351)
 - Interest income (expense)                                                                 568             (191)             419
 - Other (expense) income                                                                 (1,837)            --                503
 - Clinical Partners write-off                                                              --             (5,500)            --
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
before income taxes                                                                    $  (7,043)       $  (9,306)       $   1,095
====================================================================================================================================
Depreciation and amortization                                                          $   4,056        $   4,084        $   3,838
====================================================================================================================================
Assets:
Total for reportable segments                                                          $  86,822        $  61,393        $  62,657
Corporate assets                                                                          12,171            6,572            4,261
------------------------------------------------------------------------------------------------------------------------------------
Total consolidated assets of continuing operations                                     $  98,993        $  67,965        $  66,918
------------------------------------------------------------------------------------------------------------------------------------

Corporate assets consist primarily of deferred taxes, taxes receivable, prepaid expenses, certain receivables and deposits, and unallocated Corporate fixed assets.

15. LITIGATION

On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against Chronimed and certain of our current and former officers and directors. The Complaint alleges that Chronimed and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated Section 20(a)of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were brought by other plaintiffs during the weeks following the initial filing. The nine lawsuits have been consolidated into a single case.

The Complaints allege in general terms that Chronimed made false and misleading statements about its financial statements in violation of the securities laws. The alleged violations arise out of the requirement to restate previously issued financial statements. The Company issued public statements regarding these matters on June 14, June 21, August 14, August 23, and September 25, 2001. Each plaintiff seeks compensatory damages in an unstated amount, interest, fees, expenses, and unspecified equitable relief. The Company is unable to reasonably quantify the alleged damages on the basis of the general allegations of the Complaints. The Company believes that the above claims are wholly without merit and will vigorously defend against the lawsuits.

16.   QUARTERLY RESULTS - UNAUDITED

The following tables present the Company's results of operations and earnings per share on a quarterly basis for fiscal 2000 and 2001.

The Company's financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001 have been restated. The restatement reflects a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. The related adjustments are limited to the Company's Retail segment. The restatement also reflects an increase to the gain reported in the Company's results from discontinued operations from the sale of MEDgenesis in the third quarter of fiscal 2001. See Note 2.

As a result, the 2000 and 2001 quarterly results of operations and earnings per share have been restated. The effects of these restatements are shown reconciling the previously reported results to the restated amounts.

                            QUARTERLY RESULTS AND THE EFFECTS OF RESTATEMENT
                                (In thousands, except per share amounts)

                                                                                             FY2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Quarter 1     Quarter 2    Quarter 3      Quarter 4    Year Ended
                                                                   Oct 1,       Dec 31,       Mar 31,        Jun 30,      Jun 30,
                                                                    1999          1999         2000           2000         2000
                                                                 -------------------------------------------------------------------
REVENUES
    As reported                                                  $  50,878     $  58,346     $  57,596     $  59,067     $ 225,887
    Correction of Revenue Overstatement                               (827)         (914)         (979)         (670)       (3,390)
------------------------------------------------------------------------------------------------------------------------------------
    As restated                                                  $  50,051     $  57,432     $  56,617     $  58,397     $ 222,497

GROSS PROFIT
    As reported                                                  $   8,915     $  11,320     $  10,133     $   9,913     $  40,281
    Correction of Revenue Overstatement                               (827)         (914)         (979)         (670)       (3,390)
------------------------------------------------------------------------------------------------------------------------------------
    As restated                                                  $   8,088     $  10,406     $   9,154     $   9,243     $  36,891

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
    As reported                                                  $    (108)    $     919     $  (2,526)    $     437     $  (1,278)
    Correction of Revenue Overstatement                               (504)         (558)         (598)         (409)       (2,069)
    Allowance for Doubtful Accounts                                   --            --            --          (2,561)       (2,561)
------------------------------------------------------------------------------------------------------------------------------------
    As restated                                                  $    (612)    $     361     $  (3,124)    $  (2,533)    $  (5,908)

NET INCOME (LOSS)
    As reported                                                  $     328     $   1,566     $  (1,891)    $     559     $     562
    Correction of Revenue Overstatement                               (504)         (558)         (598)         (409)       (2,069)
    Allowance for Doubtful Accounts                                   --            --            --          (2,561)       (2,561)
------------------------------------------------------------------------------------------------------------------------------------
    As restated                                                  $    (176)    $   1,008     $  (2,489)    $  (2,411)    $  (4,068)

BASIC AND DILUTED EARNINGS PER SHARE-CONTINUING OPERATIONS
    As reported                                                  $   (0.01)    $    0.08     $   (0.21)         0.04     $   (0.10)
    Correction of Revenue Overstatement                              (0.04)        (0.05)        (0.05)        (0.04)        (0.18)
    Allowance for Doubtful Accounts                                   --            --            --           (0.21)        (0.21)
------------------------------------------------------------------------------------------------------------------------------------
    As restated                                                  $   (0.05)    $    0.03     $   (0.26)    $   (0.21)    $   (0.49)

BASIC AND DILUTED EARNINGS PER SHARE:
    As reported                                                  $    0.03     $    0.13     $   (0.16)    $    0.05     $    0.05
    Correction of Revenue Overstatement                              (0.04)        (0.05)        (0.05)        (0.04)        (0.18)
    Allowance for Doubtful Accounts                                   --            --            --           (0.21)        (0.21)
------------------------------------------------------------------------------------------------------------------------------------
    As restated                                                  $   (0.01)    $    0.08     $   (0.21)    $   (0.20)    $   (0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED              12,096        12,095        12,133        12,144        12,116

The Company's results of operations for the third quarter ended March 30, 2000, include pre-tax charges of $5.5 million or $0.28 per share for the write off of its Clinical Partners contract management line.

The Company's results of operations for the fourth quarter ended June 30, 2000, include pre-tax charges of $0.5 million, or approximately $0.03 per share, related to costs incurred in preparing for a contemplated spin off of its Diagnostic Products business, named MEDgenesis, which was eventually sold, and not spun off, in fiscal 2001.

                QUARTERLY RESULTS AND THE EFFECTS OF RESTATEMENT
                    (In thousands, except per share amounts)

                                                                                       FY2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Quarter 1        Quarter 2        Quarter 3        Quarter 4        Year Ended
                                                     Sep 29,           Dec 29,         Mar 30,           Jun 29,          Jun 29,
                                                       2000             2000             2001             2001             2001
                                                    -------------------------------------------------------------------------------
REVENUES
    As reported                                     $  64,419        $  70,680        $  79,343        $  87,996        $ 302,438
    Correction of Revenue Overstatement                (1,575)          (1,586)          (1,352)            --             (4,513)
-----------------------------------------------------------------------------------------------------------------------------------
    As restated                                     $  62,844        $  69,094        $  77,991        $  87,996        $ 297,925

GROSS PROFIT
    As reported                                     $   9,723        $   9,935        $  10,480        $  10,068        $  40,206
    Correction of Revenue Overstatement                (1,575)          (1,586)          (1,352)            --             (4,513)
-----------------------------------------------------------------------------------------------------------------------------------
    As restated                                     $   8,148        $   8,349        $   9,128        $  10,068        $  35,693

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
    As reported                                     $     861        $   1,022        $     963        $  (3,031)       $    (185)
    Correction of Revenue Overstatement                  (961)            (967)            (825)            --             (2,753)
    Allowance for Doubtful Accounts                      (603)            (368)            (549)            --             (1,520)
-----------------------------------------------------------------------------------------------------------------------------------
    As restated                                     $    (703)       $    (313)       $    (411)       $  (3,031)       $  (4,458)

NET INCOME (LOSS)
    As reported                                     $   1,325        $   2,103        $  13,718        $  (3,034)       $  14,112
    Correction of Revenue Overstatement                  (961)            (967)            (825)            --             (2,753)
    Allowance for Doubtful Accounts                      (603)            (368)            (549)            --             (1,520)
    MEDgenesis Gain Correction                           --               --                938                               938
-----------------------------------------------------------------------------------------------------------------------------------
    As restated                                     $    (239)       $     768        $  13,282        $  (3,034)       $  10,777

BASIC AND DILUTED EARNINGS PER
SHARE-CONTINUING OPERATIONS
    As reported                                     $    0.07        $    0.08        $    0.08        $   (0.25)       $   (0.02)
    Correction of Revenue Overstatement                 (0.08)           (0.08)           (0.07)            --              (0.23)
    Allowance for Doubtful Accounts                     (0.05)           (0.03)           (0.04)            --              (0.12)
-----------------------------------------------------------------------------------------------------------------------------------
    As restated                                     $   (0.06)       $   (0.03)       $   (0.03)       $   (0.25)       $   (0.37)

BASIC AND DILUTED EARNINGS PER SHARE:
    As reported                                     $    0.11        $    0.17        $    1.12        $   (0.25)       $    1.16
    Correction of Revenue Overstatement                 (0.08)           (0.08)           (0.07)            --              (0.23)
    Allowance for Doubtful Accounts                     (0.05)           (0.03)           (0.04)            --              (0.13)
    MEDgenesis Gain Correction                           --               --              (0.08)            --              (0.08)
-----------------------------------------------------------------------------------------------------------------------------------
    As restated                                     $   (0.02)       $    0.06        $    1.09        $   (0.25)       $    0.88

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED 12,147           12,155           12,222           12,299           12,206

The Company's net income for the third quarter ended March 30, 2001 includes an after-tax gain of $13.8 million, or approximately $1.13 per share, on the sale of its MEDgenesis subsidiary.

The Company's results of operations for the fourth quarter ended June 29, 2001 include a loss on the sale of Available-for-Sale securities of $1.8 million, or approximately $0.09 per share on an after-tax basis.

                                 CHRONIMED INC.
           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            For Continuing Operations

                       Column A                             Column B           Column C                Column D          Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Charged to
                                                           Balance at   Charged to       Other
                                                           Beginning    Costs and     Accounts -      Deductions -    Balance at End
Description                                                of Period     Expenses     Describe         Describe         of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended June 29, 2001:
 Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts                    $ 6,465,000  $ 7,140,000  $      --        $ 9,115,000(3)    $ 4,490,000
       Allowance for payor discounts                      $ 1,994,000  $      --    $16,719,000(1)   $13,539,000(2)    $ 5,174,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2000 (as restated):
 Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts                    $ 1,158,000  $ 7,154,000  $      --        $ 1,847,000(3)    $ 6,465,000
       Allowance for payor discounts                      $ 1,222,000  $      --    $ 7,524,000(1)   $ 6,752,000(2)    $ 1,994,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 2, 1999:
 Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts                    $ 1,201,000  $   945,000  $      --        $   988,000(3)    $ 1,158,000
       Allowance for payor discounts                      $   881,000  $      --    $ 5,972,000(1)   $ 5,631,000(2)    $ 1,222,000
------------------------------------------------------------------------------------------------------------------------------------

(1) Estimated payor discounts charged to revenue

(2) Actual payor discounts taken

(3) Uncollectable accounts written off, net of recoveries