Form 10-Q
period 2001-09-28
CHRONIMED INC
filed 2001-11-09
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                              --------------------

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                   41-1515691
                ---------                                   -----------
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

      Common Stock, $.01 par value - 12,315,314 shares outstanding as of November 5, 2001

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements

               Consolidated Balance Sheets - September 28, 2001 (Unaudited) and June 29, 2001

               Consolidated Statements of Operations (Unaudited) - Three months ended September 28, 2001 and September 29, 2000

               Consolidated Statements of Cash Flows (Unaudited) - Three months ended September 28, 2001 and September 29, 2000

               Notes to Consolidated Financial Statements - September 28, 2001


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

      a.)      Exhibits

      b.)      Reports on Form 8-K




SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         SEPTEMBER 28,            JUNE 29,
                                                                              2001                  2001
                                                                          (UNAUDITED)
                                                                    ---------------------    --------------------

ASSETS
Current assets
  Cash and cash equivalents                                                    $   3,607                $   -
  Accounts receivable (net of allowances of $11,134 and $9,664                    41,622                  40,322
   at September 28, 2001, and  June 29, 2001, respectively)
  Income taxes receivable                                                          6,400                   6,370
  Inventory                                                                       10,763                   8,833
  Other current assets                                                             1,238                   1,030
  Deferred taxes                                                                   3,918                   3,918
-----------------------------------------------------------------------------------------------------------------
    Total current assets                                                          67,548                  60,473

Property and equipment
  Property and equipment                                                          17,403                  16,942
  Allowance for depreciation                                                     (10,639)                 (9,915)
-----------------------------------------------------------------------------------------------------------------
                                                                                   6,764                   7,027

Goodwill, net                                                                     30,233                  30,233
Deferred taxes                                                                     1,030                   1,030
Other assets, net                                                                    227                     230
-----------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $ 105,802                $ 98,993
=================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                              $ 15,701                $ 15,524
  Accrued expenses                                                                 4,196                   3,867
  Short-term debt                                                                 10,400                   4,100
-----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     30,297                  23,491

Shareholders' equity
  Preferred Stock                                                                   -                       -
  Common Stock, issued and outstanding shares--
    12,315 and 12,315 respectively                                                   123                     123
  Additional paid-in capital                                                      54,961                  54,961
  Retained earnings                                                               20,421                  20,418
-----------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                    75,505                  75,502


-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $ 105,802                $ 98,993
=================================================================================================================


See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                -----------------------------------------
                                                                   SEPTEMBER 28,        SEPTEMBER 29,
                                                                       2001                 2000
                                                                -------------------- --------------------
REVENUE
  Mail Order                                                               $ 40,325             $ 34,839
  Retail                                                                     53,103               28,005
---------------------------------------------------------------------------------------------------------
    Total Revenue                                                            93,428               62,844
          Yr to Yr Growth                                                     48.7%                25.6%

COSTS AND EXPENSES
  Cost of revenue                                                            81,884               54,696
    Gross profit                                                             11,544                8,148
           % of Revenue                                                       12.4%                13.0%

  Selling and marketing                                                         841                1,105
  General and administrative                                                 10,145                7,121
  Bad debt expense                                                              623                1,075
---------------------------------------------------------------------------------------------------------
    Total operating expenses                                                 11,609                9,301
           % of Revenue                                                       12.4%                14.8%

(LOSS) FROM OPERATIONS                                                          (65)              (1,153)
           % of Revenue                                                       -0.1%                -1.8%

  Interest income                                                               112                   50
  Interest (expense)                                                            (87)                 (48)
  Other income                                                                   45                   21
---------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                 5               (1,130)
  Income tax (expense) benefit                                                   (2)                 426

INCOME (LOSS) FROM CONTINUING OPERATIONS                                          3                 (704)
           % of Revenue                                                        0.0%                -1.1%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                                 -                    464
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                          $      3             $  (240)
=========================================================================================================
           % of Revenue                                                        0.0%                -0.4%


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Income (Loss) from Continuing Operations                                 $    -               $  (0.06)
  Income from Discontinued Operations                                           -                   0.04
---------------------------------------------------------------------------------------------------------
  Net Income (Loss) per share                                              $    -               $  (0.02)
=========================================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING                                          12,315               12,147


See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                         SEPTEMBER 28,      SEPTEMBER 29,
                                                                             2001                2000
                                                                     -------------------  ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                $ 3               $ (240)
  Less income from discontinued operations                                          -                   464

    Income (Loss) from continuing operations                                         3                 (704)

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                731                  871
      Deferred income taxes                                                         -                   781
      Gain on sale of business                                                      -                   (22)
      Changes in operating assets and liabilities:
        Accounts receivable                                                     (1,300)               2,021
        Income taxes                                                               (30)              (1,244)
        Inventory                                                               (1,930)                (470)
        Accounts payable                                                           177                  (24)
        Accrued expenses                                                           329                 (692)
        Other assets                                                              (213)                (264)
------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities                       (2,233)                 253

INVESTING ACTIVITIES
  Proceeds from sale of Home Service Medical Business                               -                 3,000
  Purchases of property and equipment                                             (460)                (566)
------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                         (460)               2,434

FINANCING ACTIVITIES
  Net proceeds from (repayments of) borrowings                                   6,300               (2,500)
------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                        6,300               (2,500)

Increase in cash and cash equivalents                                            3,607                  187
Cash and cash equivalents at beginning of period                                    -                    -
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $ 3,607                $ 187
============================================================================================================



See notes to consolidated financial statements

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 28, 2001 are not necessarily indicative of the results that may be expected for the year ending June 28, 2002.

The balance sheet at June 29, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.


NOTE B - INVENTORIES

Inventories consist primarily of goods held for resale and are carried at the lower of cost or market determined under the average cost method.


NOTE C - PER SHARE DATA

Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income (loss) calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our net income (loss) per basic and diluted share calculations are based on the weighted common shares outstanding. There are no reconciling items in the numerator or denominator of our net income (loss) per share calculation. Employee stock options representing 2,753,662 and 2,404,252 shares of common stock as of September 28, 2001 and June 29, 2001, respectively, have been excluded from the net income (loss) per share calculation because their effect would be anti-dilutive.

NOTE D - BUSINESS SEGMENT INFORMATION

We have two reportable segments. The Mail Order segment includes the results of our biotech injectables and organ transplant business lines. Also included in the Mail Order segment's results for the fiscal quarter ended September 29, 2000 are the results of our Home Service Medical subsidiary, which we sold to Express-Med Inc. on September 1, 2000. The Retail segment consists of our StatScript Pharmacy which serves primarily HIV/AIDS patients and organ transplant recipients, and for the fiscal quarter ended September 29, 2000 also included our Clinical Partners' strategic services and case management lines, which were written off in September, 2000. The table below presents information by reportable segment.

                                                  Mail Order           Retail           Total
                                                  ----------           ------           -----
For the Quarter Ended September 28, 2001
      Revenue                                        $40,325          $53,103         $93,428
      Income from Operations                             267            1,054           1,321
For the Quarter Ended September 29, 2000
      Revenue                                        $34,839          $28,005         $62,844
      (Loss) from Operations                           (556)          (1,094)         (1,650)


The difference between segment totals and our consolidated totals consist of certain corporate general and administrative expenses, costs associated with the transition of our Kansas City office to Minneapolis (see Note K), costs associated with our financial restatement (see Notes H and K), and other non-operating items, all of which are not allocated to the segments. The following table is a reconciliation of reportable segment income to our consolidated totals.

                                                  Q1 FY2002          Q1 FY2001
                                                  ---------          ---------
Income (Loss) from Operations:
Total for reportable segments                        $ 1,321            $ (1,650)
Unallocated amounts:
 -  Corporate G&A benefit (expense)                       (5)                497
    Transition and restatement (expense)              (1,391)                  -
 -  Interest income                                      112                  50
 -  Interest (expense)                                   (87)                (48)
 -  Other income                                          45                  21
------------------------------------------------------------------------------------
Income (Loss) before income taxes                       $  5            $ (1,130)
------------------------------------------------------------------------------------

The following table presents assets by reportable segment.

                                                    Mail Order             Retail          Corporate            Total
                                                    ----------             ------          ---------            -----
As of  September 28, 2001
      Segment Assets                                   $32,258            $59,731            $13,813         $105,802

As of June 29, 2001
      Segment Assets                                   $31,210            $55,612            $12,171          $98,993

NOTE E - DISCONTINUED OPERATIONS - SALE OF MEDGENESIS

We sold our diagnostics products subsidiary, MEDgenesis Inc., to Medisys PLC on January 5, 2001. We have classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc. for the quarter ended September 29, 2000, other than those classified as discontinued operations, have been removed from this Form 10-Q leaving only the continuing operations of Chronimed Inc.

The discontinued operations represented by MEDgenesis contributed net income after tax of $464,000 or four cents per share in the first quarter of fiscal 2001.


NOTE F - SALE OF HOME SERVICE MEDICAL BUSINESS

We sold our Home Service Medical ("HSM") business on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. We received $2.7 million in cash ($3.0 million at close less a $0.3 million working capital adjustment paid to the buyer on December 1, 2000) and a $3.8 million subordinated note maturing in 42 months and bearing an annual interest rate of 11%.

We deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Given that there is no guarantee that Express-Med will be able to repay the note and the long-term nature of the note, the gain will be deferred until principal payments under the promissory note are received or are deemed to be fully collectable. Based on the terms of the HSM Asset Purchase Agreement, Express-Med, Inc. will pay quarterly installments of accrued interest and periodic installments of principal. Quarterly interest payments began March 1, 2001, and the periodic installments of principal will begin September 6, 2002. Principal payments will be paid as follows: $1.0 million on September 6, 2002; $1.0 million on September 2, 2003; and $1.8 million on March 1, 2004. The entire outstanding balance of principal and interest becomes due on March 1, 2004. Express-Med is current on its quarterly interest payments. We believe that Express-Med, Inc. will be able to continue funding the interest payments and therefore we will accrue the interest receivable monthly as earned.

We recorded the $3.8 million deferred gain on the balance sheet as an offset to notes receivable, netting to zero and therefore not reflected on the face of the balance sheet.


NOTE G - SIGNIFICANT CONCENTRATIONS

A major payor with whom we have a contract represented 26% of our revenue in the first quarter of fiscal 2002 and 33% of the Company's revenue in the first quarter of fiscal 2001.

We use a national distributor who supplies pharmaceuticals for both the Retail and the Mail Order segments. This distributor supplied 91% and 79% of our inventory purchases for the first quarters of fiscal years 2002 and 2001, respectively. In the event that we are unable to purchase pharmaceuticals through this distributor, we would be able to purchase the same inventory through other pharmaceutical distributors.

NOTE H - FINANCIAL RESTATEMENT

Our financial statements for the quarter ended September 29, 2000 are those as restated on the Form 10-Q/A we filed with the Securities and Exchange Commission on October 12, 2001. We refer the reader to that document and our Form 10-K for the fiscal year ended June 29, 2001, also filed on October 12, 2001, for further information.


NOTE I - COMPREHENSIVE INCOME

Comprehensive income (loss) for the quarter ended September 29, 2000 was ($470,000). Other comprehensive income in that quarter consisted of a $230,000 unrealized loss on available-for-sale securities. There was no other comprehensive income for the quarter ended September 28, 2001.


NOTE J - GOODWILL

On June 30, 2001 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. We currently have unamortized goodwill remaining from the acquisition of StatScript pharmacy, several subsequent acquisitions of pharmacy stores, and the acquisition of a transplant pharmacy, in the amount of $30.2 million. During the first fiscal quarter ended September 28, 2001 we completed our transitional testing for impairment of goodwill, and determined that no impairment exists.

As required by SFAS 142, the results for the first quarter of fiscal 2001 have not been restated. A reconciliation of net income after tax, as if SFAS 142 had been adopted, is presented below for the thirteen weeks ended September 29, 2000 (in thousands except per share data):


                                                          Quarter Ended             Basic and Diluted
                                                       September 29, 2000           Earnings per Share
                                                       ------------------           ------------------
Reported net (loss) from continuing operations                   $ (704)                    $ (0.06)
Goodwill amortization                                               171                        0.02
                                                                -------                    --------
Adjusted net income                                              $ (533)                    $ (0.04)
                                                                =======                    ========

NOTE K - TRANSITION AND FINANCIAL RESTATEMENT COSTS

On August 14, 2001 we announced that we intended to consolidate the support functions of our StatScript Pharmacy division, then in Kansas City, Kansas, into our headquarters located in Minneapolis, Minnesota. The transfer of these functions was completed November 1, 2001. During the first quarter ended September 28, 2001 we incurred approximately $765,000 of expense related to this consolidation ($0.04 cents per share).

During the first fiscal quarter ended September 28, 2001 we also incurred approximately $626,000 ($0.03 per share) of auditing, consulting, and other expenses related to the restatement of our financial statements, which were completed and filed on October 12, 2001. See Note H for further details regarding the restatement.

Both the Kansas City transition and the restatement effort will be substantially completed in the second quarter ending December 28, 2001, and we anticipate that the related expenses should be less than those incurred in the first quarter.


NOTE L - RELATED PARTY TRANSACTIONS

On April 9, 1997, we entered into a guaranty of indebtedness with US Bank on behalf of Mr. Maurice R. Taylor, II, the Company's then Chairman and Chief Executive Officer. The indebtedness permitted Mr. Taylor to continue to hold Company stock. There was $675,000 of indebtedness under the guarantee on June 30, 2000. On July 1, 2000, Mr. Taylor resigned as Chairman and became Chairman and CEO of our wholly-owned subsidiary, MEDgenesis. Also on that date, MEDgenesis assumed our guaranty of Mr. Taylor's loan, and subsequently loaned Mr. Taylor funds sufficient to pay off his debt to US Bank. MEDgenesis obtained a promissory note due December 31, 2001, a residential mortgage, and a pledge agreement from Mr. Taylor. Mr. Taylor is charged interest at 0.5% above the prime lending rate on the note. Our guaranty has been extinguished. Mr. Taylor's term as a Director of the Company ended on November 27, 2000.

When we sold the MEDgenesis assets to Medisys on January 5, 2001, Medisys did not acquire the Taylor promissory note, pledge agreement, or mortgage. Accordingly, these commitments remain assets of Chronimed. The Taylor promissory note evidences principal indebtedness of $574,900 and $599,900 as of September 28, 2001 and June 29, 2001, respectively, accrues interest at 0.5% above the prime lending rate, and requires quarterly payments of interest plus $25,000 in principal. The remaining principal is due on December 31, 2001. We believe the note to be collectable.

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


RESTATEMENT

We have filed restated financial statements for the fiscal year ended June 30, 2000 and for the first three quarters of the fiscal year ended June 29, 2001. The restatements reflect a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts, and were limited to our Retail segment. Refer to Note 2 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended June 29, 2001 filed October 12, 2001.

DISCONTINUED OPERATIONS

On October 10, 2000, we announced that we were engaged in negotiations to sell our diagnostic products business, MEDgenesis Inc. On December 1, 2000, we entered into an Asset Purchase Agreement with Medisys PLC of Woodbridge, Suffolk, England and on January 5, 2001, we completed the sale of MEDgenesis to Medisys. We have classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis have been classified as discontinued operations.

REVENUE


REVENUE

------------------------------------------------------------------------------------------------------------------
(in thousands)

                                      September 28,        September 29,          Increase            Percentage
                                          2001                 2000              (Decrease)             Change
------------------------------------------------------------------------------------------------------------------
Mail-Order - On-going                    $40,325              $32,609           $   7,716               +24%
Mail-Order - Disposed (HSM)                    -                2,230              (2,230)             -100%
------------------------------------------------------------------------------------------------------------------
   Total Mail Order                       40,325               34,839               5,486               +16%

Retail                                    53,103               28,005              25,098               +90%
------------------------------------------------------------------------------------------------------------------
Total Company                            $93,428              $62,844           $  30,584               +49%
==================================================================================================================

Fiscal 2002 first quarter total revenue of $93.4 million represents an increase of $30.6 million or 49 % compared to the first quarter of fiscal 2001. Of this increase, $5.5 million came from our Mail Order segment, while $25.1 million came from our Retail segment.

Mail Order revenue for the first quarter of fiscal 2002 was $40.3 million compared to first quarter 2001 revenue of $34.8 million, a 16% increase. First quarter 2001 revenue included $2.2 million of revenue from our Home Service Medical ("HSM") subsidiary that was sold in September of 2000. Excluding the 2001 HSM revenue, Mail Order revenue grew $7.7 million, or 24%, in the same period. This growth was driven primarily by the addition of new patients from the biotech injectables contract with Aetna that became effective on July 15, 2000. The SangStat acquisition in April 2001 strengthened the Company's position in the transplant market and contributed approximately $3 million in fiscal 2002 first quarter revenue.

The Retail segment grew $25.1 million, or 90%, in the first quarter of fiscal 2002 compared to last year's first quarter. Approximately 70% of this growth was due to the opening of new stores and the acquisition of new stores in fiscal 2001. The continued additions of new patients at existing stores accounted for the remaining 30% of the growth.


GROSS PROFIT

Total gross profit dollars increased $3.4 million, or 42%, in the first quarter of fiscal 2002 compared to last year's first quarter. The increase was primarily the result of our significant revenue growth. However, due to continued reimbursement pressure in our Retail segment, gross margin percentages declined from 13.0% to 12.4% during this period.

We anticipate that payors will continue to exert downward pressure on the prices we are able to charge as payors seek to contain healthcare costs, which will negatively affect margins in the future. However, we expect the pricing pressure to be less significant in fiscal 2002 than in fiscal 2001. We are working to offset this pricing pressure in a number of ways, including major selling and marketing efforts to drive the more profitable transplant business into both the Retail and Mail Order segments; enhanced programs with manufacturers and wholesalers to reduce product costs; and a store-by-store focus on payor and drug mix to improve gross margins.

SELLING AND MARKETING EXPENSES

SELLING AND MARKETING EXPENSES

--------------------------------------------------------------------------------------------------------------------
(in thousands)
                                      September 28,      September 29,            Increase              Percentage
                                           2001             2000                  (Decrease)              Change
--------------------------------------------------------------------------------------------------------------------
On-going business                           $841               $  681             $   160                   +23%
Disposed (HSM) business                        -                  424                (424)                 -100%
--------------------------------------------------------------------------------------------------------------------
Total Company                               $841               $1,105             $  (264)                  -24%
====================================================================================================================

Total selling and marketing expenses declined $0.3 million, or 24%, in the fiscal 2002 first quarter compared to the prior year first quarter, primarily due to the disposal of the HSM business. Exclusive of the HSM business, selling and marketing expenses increased by $0.2 million, or 23%, during this same period due to the continued growth of the business. As a percentage of revenue, on-going selling and marketing expenses decreased from 1.1% in first quarter of fiscal 2001 to 0.9% in the first quarter of fiscal 2002, as we consolidated our selling and marketing efforts into one organization serving both the Mail Order and Retail segments beginning in the fourth quarter of fiscal 2001. We believe this integrated approach will increase the effectiveness of our selling and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES

--------------------------------------------------------------------------------------------------------------------
(in  thousands)
                                       September 28,          September 29,         Increase              Percentage
                                           2001                   2000              (Decrease)              Change
--------------------------------------------------------------------------------------------------------------------
On-going business                             $  8,754           $    6,890            $   1,864                +27%
Disposed (HSM) business                              -                  231                 (231)              -100%
Transition and restatement costs                 1,391                    -                1,391                nm
--------------------------------------------------------------------------------------------------------------------
Total Company                                 $ 10,145           $    7,121            $   3,024                +43%
====================================================================================================================

Total company general and administrative expenses increased $3.0 million, or 43%, in the first quarter of fiscal 2002. As a percentage of revenue, general and administrative costs decreased from 11.3% to 10.9%. Costs associated with the transition of our Kansas City office functions and with our financial restatement accounted for $1.4 million of the increase (see Notes H and K to the Consolidated Financial Statements for further information regarding these costs). Exclusive of these transition and restatement costs and the fiscal 2001 activity of our disposed HSM business, total company general and administrative expenses increased $1.9 million, or 27%, and decreased as a percentage of revenue from 11.4% to 9.4%. The $1.9 million increase is attributable to increased direct costs (customer service, billing, fulfillment) associated with the revenue growth in our existing business, to store acquisitions and new store openings completed in fiscal 2001, and increased audit fees.


BAD DEBT EXPENSE

Total company bad debt expense decreased $0.5 million, or 42%, for the first quarter of fiscal 2002 compared to the 2001 first quarter. As a percentage of revenue, bad debt expense was 0.7% and 1.7% in the respective periods. We expect the bad debt expense to be at or below 1% of revenue for the remainder of the fiscal year.

INTEREST INCOME AND EXPENSE

Interest income increased from $50,000 to $112,000 in the first quarter ended September 29, 2000 and September 28, 2001, respectively. The increase is due to interest earned on a $3.8 million note receivable related to the sale of Home Service Medical. Interest expense increased for the same periods from $48,000 to $87,000 due to increased line of credit borrowings required to support working capital growth.

INCOME TAXES

Our income tax rate was approximately 39% in the first quarter ended September 28, 2001 compared to 38% in the first quarter ended September 29, 2000. The current first quarter rate of 39% is expected to continue through the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2001, we had $37.3 million of working capital, compared to $37.0 million as of June 29, 2001. During the first quarter ended September 28, 2001, we utilized $2.2 million of cash in operating activities. The average days sales outstanding (DSO) of the Company's accounts receivable improved from 42 days at June 29, 2001 to 41 days at September 28, 2001. Nonetheless, we used $1.3 million in cash to finance our receivables growth due to increased sales. The average days inventory on hand increased from 10 days at June 29, 2001 to 12 days at September 28, 2001, requiring additional cash financing of $1.9 million. We expect our inventory to perform at or below 12 days on hand during the remainder of fiscal 2002.

We had no long-term debt as of September 28, 2001. Shareholders' equity as of September 28, 2001 remained unchanged from year-end 2001 at $75.5 million. Net tangible assets, an indicator of borrowing capacity, also remained unchanged at $45.2 million.

We had a discretionary line of credit totaling $15 million, secured by receivables and inventory, and bearing interest at Prime Rate plus 0.25%, that was scheduled to terminate October 15, 2001. On October 15, 2001 we received an extension of this line of credit through November 30, 2001. We also pay a commitment fee of 0.5% on the unused portion of the line of credit.

There was $10.4 million of short-term borrowings outstanding under our line of credit at September 28, 2001. We anticipate that we will be able to secure further extensions of the line of credit agreement with our lender under acceptable terms. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. We would need to seek additional debt or equity financing beyond our current $15 million line of credit to fund any major business acquisitions or capital spending projects, should they arise. We are not currently planning any major capital projects beyond our normal requirements of $2 to $3 million per year.


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

FORWARD-LOOKING STATEMENTS

Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory ongoing arrangements with product manufacturers and wholesalers; pressure from payors to reduce the amount we charge for pharmaceutical products; compliance with various federal, state, and local laws and regulations; political, economic and regulatory changes affecting the health care industry and prescription drug providers; the failure of management and accounting controls to assure accurate and timely information; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; computer system, software or hardware failures or malfunctions; the ability to successfully integrate acquired businesses; heightened competition; the costs and the impact of any adverse rulings in legal or administrative proceedings; our ability to obtain competitive financing to fund operations and growth; continuing qualification to list our securities on a national stock exchange; loss or retirement of key executives or changes in ownership. We urge you to read the cautionary statement filed as Exhibit 99 to our Form 10-K filed on October 12, 2001. This cautionary statement discusses specific factors which could affect the Company's operations and forward-looking statements contained in this Form 10-Q.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 28 and June 29, 2001, our only exposure to market risk was our short-term debt under our line of credit agreement. As the interest rate on this debt is subject to change based on changes in the prime rate, we believe that any market risk is negligible.

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


                                       CHRONIMED INC.
                                       --------------
                                        (REGISTRANT)

November 9, 2001             By    /s/ Henry F. Blissenbach
----------------                  -------------------------
        Date                       Henry F. Blissenbach
                                   Chief Executive Officer and
                                   Chairman of the Board of Directors


November 9, 2001                   /s/ Gregory H. Keane
----------------                   --------------------
        Date                       Gregory H. Keane
                                   Vice President, Chief Financial Officer