Form 10-Q
period 2001-12-28
CHRONIMED INC
filed 2002-02-08
CIK 883813

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                                   -----------

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
                                             ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 12,336,319 shares outstanding as of January 31, 2002


================================================================================

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 28, 2001 (Unaudited) and June 29, 2001

                  Consolidated Statements of Income (Unaudited) - Three months ended December 28, 2001 and December 29, 2000; Six months ended December 28, 2001 and December 29, 2000

                  Consolidated Statements of Cash Flows (Unaudited) - Six months ended December 28, 2001 and December 29, 2000

                  Notes to Consolidated Financial Statements - December 28, 2001


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


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS






                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 28,
                                                                                  2001                JUNE 29,
                                                                               (UNAUDITED)               2001
                                                                           ---------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                    $   1,260                 $     --
  Accounts receivable (net of allowances of $13,092 and $9,664                    47,002                   40,322
   at December 28, 2001, and  June 29, 2001, respectively)
  Income taxes receivable                                                          6,318                    6,370
  Inventory                                                                       10,377                    8,833
  Other current assets                                                             1,705                    1,030
  Deferred taxes                                                                   3,918                    3,918
------------------------------------------------------------------------------------------------------------------
    Total current assets                                                          70,580                   60,473

Property and equipment
  Property and equipment                                                          17,215                   16,942
  Allowance for depreciation                                                     (11,082)                  (9,915)
------------------------------------------------------------------------------------------------------------------
    Net property and equipment                                                     6,133                    7,027

Goodwill, net                                                                     30,233                   30,233
Deferred taxes                                                                     1,030                    1,030
Other assets, net                                                                    224                      230
------------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $ 108,200                 $ 98,993
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                             $  15,095                 $ 15,524
  Accrued expenses                                                                 4,172                    3,867
  Short-term debt                                                                 13,100                    4,100
------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     32,367                   23,491

Shareholders' equity
  Preferred Stock                                                                     --                       --
  Common Stock, issued and outstanding shares--
      12,315 shares                                                                  123                      123
  Additional paid-in capital                                                      54,961                   54,961
  Retained earnings                                                               20,749                   20,418
------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                    75,833                   75,502


------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $ 108,200                 $ 98,993
==================================================================================================================






See notes to consolidated financial statements

                                 CHRONIMED INC.
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                       QUARTER ENDED                     SIX MONTHS ENDED
                                                             ---------------------------------     ------------------------------
                                                                DECEMBER 28,      DECEMBER 29,      DECEMBER 28,     DECEMBER 29,
                                                                    2001              2000              2001             2000
                                                             ---------------     -------------      ------------     ------------
REVENUE
  Mail Order                                                     $ 45,566          $ 39,630           $ 85,891           74,469
  Retail                                                           54,988            29,464            108,091           57,469
--------------------------------------------------------------------------------------------        ----------------------------
    Total Revenue                                                 100,554            69,094            193,982          131,938
         Yr to Yr Growth                                             45.5%             20.3%              47.0%            22.8%
COSTS AND EXPENSES
  Cost of revenue                                                  88,512            60,745            170,396          115,441
--------------------------------------------------------------------------------------------        ----------------------------
    Gross profit                                                   12,042             8,349             23,586           16,497
          % of Revenue                                               12.0%             12.1%              12.2%            12.5%

  Selling and marketing                                               871               667              1,712            1,772
  General and administrative                                        9,861             7,179             20,006           14,300
  Bad debt expense                                                    821             1,027              1,444            2,102
--------------------------------------------------------------------------------------------        ----------------------------
    Total operating expenses                                       11,553             8,873             23,162           18,174
          % of Revenue                                               11.5%             12.8%              11.9%            13.8%

INCOME (LOSS) FROM OPERATIONS                                         489              (524)               424           (1,677)
          % of Revenue                                                0.5%             -0.8%               0.2%            -1.3%

  Interest income                                                     117               133                229              183
  Interest (expense)                                                 (132)              (32)              (219)             (80)
  Other income (loss)                                                  64                (9)               109               12
--------------------------------------------------------------------------------------------        ----------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                     538              (432)               543           (1,562)
  Income tax (expense) benefit                                       (210)              119               (212)             545

INCOME (LOSS) FROM CONTINUING OPERATIONS                              328              (313)               331           (1,017)
          % of Revenue                                                0.3%             -0.5%               0.2%            -0.8%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                        --             1,081                 --            1,545
--------------------------------------------------------------------------------------------        ----------------------------

NET INCOME                                                         $  328           $   768             $  331            $ 528
============================================================================================        ============================
          % of Revenue                                                0.3%              1.1%               0.2%             0.4%


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Income (Loss) from Continuing Operations                         $ 0.03           $ (0.03)            $ 0.03          $ (0.08)
  Income from Discontinued Operations                                  --              0.09                 --             0.12
--------------------------------------------------------------------------------------------        ----------------------------
  Net Income per share                                             $ 0.03           $  0.06             $ 0.03           $ 0.04
============================================================================================        ============================


BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                          12,315            12,155             12,315           12,151
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                        12,316            12,155             12,316           12,151




See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                  -----------------------------------
                                                                                  DECEMBER 28,           DECEMBER 29,
                                                                                     2001                    2000
                                                                                  ------------           ------------
OPERATING ACTIVITIES
  Net income                                                                       $    331                 $   528
  Less income from discontinued operations                                               --                   1,545
--------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations                                            331                  (1,017)

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                   1,480                   1,751
      Deferred income taxes                                                              --                     781
      Gain on sale of business                                                           --                     (22)
      Changes in operating assets and liabilities:
        Accounts receivable                                                          (6,680)                 (1,344)
        Income taxes                                                                     52                  (2,766)
        Inventory                                                                    (1,544)                 (2,900)
        Accounts payable                                                               (429)                  1,669
        Accrued expenses                                                                305                     512
        Other assets                                                                   (684)                 (1,025)
--------------------------------------------------------------------------------------------------------------------
      Net cash (used in) operating activities                                        (7,169)                 (4,361)

INVESTING ACTIVITIES
  Acquisitions                                                                           --                    (170)
  Proceeds from sale of Home Service Medical Business                                    --                   2,734
  Purchases of property and equipment                                                  (571)                 (1,309)
--------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities                              (571)                  1,255

FINANCING ACTIVITIES
  Net proceeds from issuance of Common Stock                                             --                     306
  Net proceeds from borrowings                                                        9,000                   2,800
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                       9,000                   3,106

Increase in cash and cash equivalents                                                 1,260                      --
Cash and cash equivalents at beginning of period                                         --                      --
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $  1,260                 $    --
====================================================================================================================






See notes to consolidated financial statements

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 28, 2001, are not necessarily indicative of the results that may be expected for the year ending June 28, 2002.

The balance sheet at June 29, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

2.  ACCOUNTS RECEIVABLE ALLOWANCES

Allowance for Payor Discounts

We bill what is called a usual and customary price to our customers who do not have a contracted billing rate. In many cases, these customers actually pay a price that is less than the full usual and customary price as billed, yet is still acceptable to Chronimed. In these cases, at the time of sale, we must estimate the amount of expected payor discount. We determine this allowance for payor discount based on an analysis of historical payment experience for both the Retail and Mail Order businesses, and in some cases, by an analysis of specific payor discounts. Payor discount allowances are recorded as offsets to revenue in Chronimed's Consolidated Statements of Income. The assumptions and estimates used to determine the allowance are subject to constant revision, and actual results including net revenue and net income could differ materially from those estimated. The primary factors that could impact these assumptions include a significant reduction in reimbursement from healthcare payors and the efficiency and effectiveness of Chronimed's billing, collections, and cash posting functions.

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in Chronimed's Consolidated Statements of Income. The assumptions and estimates used to determine the allowance are subject to constant revision, and actual collection results could differ materially from those estimated and therefore materially impact bad debt expense and net income. The primary factors that impact these assumptions include the efficiency and effectiveness of Chronimed's billing, collections, and cash posting functions and the financial condition of payors and patients.

3.  INVENTORIES

Inventories consist primarily of purchased pharmaceuticals held for resale and are carried at the lower of cost or market determined under the average cost method.

4.  PER SHARE DATA

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


$s and Shares in Thousands

                                                                      QUARTER ENDED                         SIX MONTHS ENDED
                                                             ---------------------------------      ------------------------------
                                                             DECEMBER 28,         DECEMBER 29,      DECEMBER 28,      DECEMBER 29,
                                                                 2001                 2000              2001              2000
                                                             ------------         ------------      ------------     -------------
Numerator for basic and diluted net
     income per share - net income (loss)
          Continuing operations                              $    328               $  (313)        $    331          $ (1,017)
          Discontinued operations                                  --                 1,081               --             1,545
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                         $    328               $   768         $    331          $    528
==============================================================================================================================

Denominator for basic net income
     per share--weighted-average shares                        12,315                12,155           12,315            12,151
Effect of dilutive securities:
     Employee stock options                                         1                    --                1                --
------------------------------------------------------------------------------------------------------------------------------

Denominator for diluted net income
     per share--weighted-average shares
     and assumed conversions                                   12,316                12,155           12,316            12,151
==============================================================================================================================

Basic and diluted net income (loss) per share:
        Continuing operations                                $   0.03               $ (0.03)        $   0.03          $  (0.08)
        Discontinued operations                                    --                  0.09               --              0.12
------------------------------------------------------------------------------------------------------------------------------
        Net income per share                                 $   0.03               $  0.06         $   0.03          $   0.04
==============================================================================================================================



Options to purchase 2,559,018 shares of common stock at various prices were outstanding both as of the second quarter and six months ended December 28, 2001, and were excluded from the above computation of diluted net income per share. Options to purchase 1,677,216 and 2,009,966 shares of common stock at various prices were outstanding as of the second quarter ended December 29, 2000, and fiscal 2001 year-to-date, respectively, and were excluded from the above computation of diluted net loss per share. The exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.  BUSINESS SEGMENT INFORMATION

We have two reportable segments. The Mail Order segment includes the results of our biotech injectables and organ transplant business lines. Also included in the Mail Order segment's results for the six months ended December 29, 2000, are the results of our Home Service Medical subsidiary, which we sold to Express-Med Inc. on September 1, 2000. The Retail segment consists of our StatScript Pharmacy, which serves primarily HIV/AIDS patients and organ transplant recipients. For the fiscal quarter and six months ended December 29, 2000, the Retail segment also included our Clinical Partners' strategic services line. The Clinical Partners business ceased operations in the second quarter fiscal 2001. The table below presents information by reportable segment.


                                                      Mail Order         Retail             Total
                                                     -------------    -------------     -------------
For the Quarter Ended December 28, 2001
      Revenues                                          $ 45,566        $  54,988         $ 100,554
      Income from Operations                               1,047              281             1,328
For the Quarter Ended December 29, 2000
      Revenues                                          $ 39,630        $  29,464         $  69,094
      Income (Loss) from Operations                          784           (1,308)             (524)

For the Six Months Ended December 28, 2001
      Revenues                                          $ 85,891        $ 108,091         $ 193,982
      Income from Operations                               1,321            1,333             2,654
For the Six Months Ended December 29, 2000
      Revenues                                          $ 74,469        $  57,469         $ 131,938
      Income (Loss) from Operations                          568           (2,245)           (1,677)


The difference between segment totals and our consolidated totals consist of administrative costs associated with the transition of our StatScript Overland Park, Kansas office to corporate headquarters (see Note 12), costs associated with our financial restatement (see Notes 9 and 12), and store closing costs (see Note 12), all of which are not allocated to the segments. The total of these StatScript Retail related charges was $839,000 in the second quarter of fiscal 2002 and $2,230,000 for the six months ended December 28, 2001. The following table is a reconciliation of reportable segment income to our consolidated totals.

                                                     SECOND QUARTER ENDED                          SIX MONTHS ENDED
                                              ------------------------------------         --------------------------------
                                                DECEMBER 28,          DECEMBER 29,         DECEMBER 28,        DECEMBER 29,
                                                   2001                  2000                 2001                 2000
                                              --------------          ------------         ------------        ------------
Income (Loss) from Operations:
------------------------------
Total for reportable segments                     $ 1,328               $ (524)              $  2,654            $ (1,677)
Unallocated amounts:
 -  Corporate G&A                                    (839)                  --                 (2,230)                 --
 -  Interest income                                   117                  133                    229                 183
 -  Interest (expense)                               (132)                 (32)                  (219)                (80)
 -  Other income (expense)                             64                   (9)                   109                  12
                                                                            --                                         --
-------------------------------------------------------------------------------        -----------------------------------
Income (loss) before income taxes                 $   538               $ (432)              $    543            $ (1,562)
-------------------------------------------------------------------------------        -----------------------------------



The following table presents assets by reportable segment.


                                      Mail Order         Retail           Corporate          Total
                                     -------------    -------------     -------------    -------------
As of  December 28, 2001
      Segment Assets                    $ 34,677         $ 62,788          $ 10,735        $ 108,200

As of  June 29, 2001
      Segment Assets                    $ 31,210         $ 55,612          $ 12,171        $  98,993


6.  DISCONTINUED OPERATIONS - SALE OF MEDGENESIS

We sold our diagnostics products subsidiary, MEDgenesis Inc., to Medisys PLC on January 5, 2001. We have classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc. for the quarter and six months ended December 29, 2000, have been classified as discontinued operations.

The discontinued operations represented by MEDgenesis contributed net income after tax of $1.1 million or nine cents per share in the second quarter of fiscal 2001 and $1.5 million or twelve cents per share for the six months ended December 29, 2000.

7.  SALE OF HOME SERVICE MEDICAL BUSINESS

We sold our Home Service Medical ("HSM") business on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. We received $2.7 million in cash ($3.0 million at close less a $0.3 million working capital adjustment paid to the buyer on December 1, 2000) and a $3.8 million subordinated note maturing in 42 months and bearing an annual interest rate of 11%.

We deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Given that there is no guarantee that Express-Med will be able to repay the note and the long-term nature of the note, the gain will be deferred until principal payments under the promissory note are received or are deemed to be fully collectable. Based on the terms of the HSM Asset Purchase Agreement, Express-Med, Inc. will pay quarterly installments of accrued interest and periodic installments of principal. Quarterly interest payments began March 1, 2001, and the periodic installments of principal will begin September 6, 2002. Principal payments will consist of $1.0 million due on September 6, 2002, $1.0 million due on September 2, 2003, and $1.8 million due on March 1, 2004. The remaining outstanding balance of principal and interest becomes due on March 1, 2004. Express-Med is current on its quarterly interest payments. We believe that Express-Med, Inc. will be able to continue funding the interest payments and therefore we will accrue the interest receivable monthly as earned.

We recorded the $3.8 million deferred gain on the balance sheet as an offset to notes receivable, netting to zero and therefore not reflected on the face of the balance sheet.

8.  SIGNIFICANT CONCENTRATIONS

A major payor with whom we have a contract represented 28% of the Company's revenue in the second quarter of fiscal 2002 and 27% for the six months ended December 28, 2001. This compares to 39% in the second quarter of fiscal 2001 and 37% for the six months ended December 29, 2000.

We use a national distributor who supplies pharmaceuticals for both the Retail and the Mail Order segments. This distributor supplied 88% of our inventory purchases in the second quarter of fiscal 2002 and 90% for the six months ended December 28, 2001. This compares to 65% of our inventory purchases in the second quarter of fiscal 2001 and 72% for the six months ended December 29, 2000. In the event that we are unable to purchase pharmaceuticals through this distributor, we would be able to purchase the same inventory through other pharmaceutical distributors.

9.  FINANCIAL RESTATEMENT

Our financial statements for the quarter ended December 29, 2000, are those as restated on the Form 10-Q/A we filed with the Securities and Exchange Commission on October 12, 2001. We refer the reader to that document and our Form 10-K for the fiscal year ended June 29, 2001, also filed on October 12, 2001, for further information.

10.  COMPREHENSIVE INCOME

Comprehensive income was $651,000 for the fiscal 2001 second quarter and $181,000 for the six months ended December 29, 2000. Other comprehensive income consisted of unrealized loss on available-for-sale securities in the amount of $117,000 for the fiscal 2001 second quarter and $347,000 for the six months ended December 29, 2000. There was no other comprehensive income for the second quarter and six months ended December 28, 2001.


11.  GOODWILL

On June 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. We currently have unamortized goodwill in the amount of $30.2 million. The unamortized goodwill is primarily from the acquisition of StatScript pharmacy, several subsequent acquisitions of pharmacy stores, and the acquisition of a transplant pharmacy. During the first fiscal quarter ended September 28, 2001, we completed our transitional testing for impairment of goodwill and determined that no impairment exists.

As required by SFAS 142, the results for the first and second quarters of fiscal 2001 have not been restated. A reconciliation of net income after tax, as if SFAS 142 had been adopted, is presented below for the second quarter and six months ended December 29, 2000 (in thousands except per share data):


                                                           QUARTER ENDED      SIX MONTHS ENDED
                                                         ----------------    ------------------
                                                            DECEMBER 29,         DECEMBER 29,
                                                                2000                 2000
                                                         ----------------    ------------------
Reported net (loss) from continuing operations               $      (313)          $     (1,017)
Goodwill amortization                                                170                    341
                                                         ----------------    ------------------
Adjusted net income from continuing operations               $      (143)          $       (676)
                                                         ================    ==================

Reported basic and diluted (loss) per share                  $     (0.03)          $      (0.08)
Goodwill amortization                                               0.01                   0.03
                                                         ----------------    ------------------
Adjusted basic and diluted (loss) per share                  $     (0.02)          $      (0.05)
                                                         ================    ==================


12.  TRANSITION, FINANCIAL RESTATEMENT AND STORE CLOSING COSTS

On August 14, 2001, we announced that we intended to consolidate the support functions of our StatScript Pharmacy division, then in Overland Park, Kansas, into our headquarters located in Minnetonka, Minnesota. The transfer of these functions was completed as of November 1, 2001. We incurred approximately $228,000 of expense related to this consolidation during the second fiscal quarter ended December 28, 2001, and approximately $993,000 fiscal year to date.

We incurred approximately $254,000 during the second fiscal quarter ended December 28, 2001, and $880,000 fiscal year to date of auditing, consulting, and other expenses related to the restatement of our fiscal 2001 and 2000 financial statements. The restated financial statements were completed and filed on October 12, 2001. See Note 9 for further details regarding the restatement.

We also incurred $357,000 during the second fiscal quarter and six months ended December 28, 2001, for costs related to the closing of five of our retail stores.

The total of these Retail StatScript related charges was $839,000 in this second quarter and $2.2 million year-to-date fiscal 2002. These costs have been classified as general and administrative expenses in the Chronimed Consolidated Statements of Income. The transition of StatScript support functions from Kansas to corporate headquarters, the restatement effort, and the store closings have been substantially completed in the second fiscal quarter ended December 28, 2001. We do not expect any additional costs related to these one-time events to impact third and fourth quarter fiscal 2002 financial results.

13.  LOSS CONTINGENCY

The Company holds a promissory note, secured by a residential real estate mortgage, given by a former officer and director of the Company. The note in the amount of $549,900 was payable in full on December 31, 2001. Payment was not made and the note is in default. The Company has undertaken steps to enforce its rights under the note and mortgage and considers the debt to be collectible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Chronimed Inc. is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The specialty pharmacy industry was developed to serve patients with highly specialized pharmaceutical needs and to help employers and third-party payors manage and control patient care costs more effectively. Chronimed distributes pharmaceuticals and provides specialized patient management services nationwide for people with conditions such as organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. We work directly with patients, physicians, nursing services, and other healthcare providers, and with insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with long-term, complex and expensive pharmaceutical needs.

We distribute pharmaceuticals and related educational materials via mail service and through our nationwide StatScript retail pharmacy chain. Accordingly, we operate in two business segments, Mail Order and Retail.

Our specialty medications are quite expensive (ranging from $3,000 to $150,000 per patient per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen. These are all reasons these types of medications are not routinely stocked in standard retail pharmacies. Our unique distribution and management techniques, and coordination with healthcare partners, improves the quality of care for people afflicted by very expensive diseases and contains costs within a complex healthcare reimbursement system. We also work with our healthcare partners to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes.

Our services are most effective for patients who:

o have illnesses that generally occur in less than one percent of the nation's population;

o    require treatment by healthcare specialists;

o require high-cost, complex medications that are not always available through traditional retail pharmacies, the majority of which must be taken for the rest of the patient's life; and

o require a significant amount of self-management and ongoing education (where patient compliance is critical for improving clinical and financial outcomes).

Our key relationships are with:

o Patients: For the patient, we provide a confidential, convenient, competitively priced source of prescription drugs, counseling, and a variety of educational materials to help the patient achieve maximum control over his or her condition. Educating patients, improving patient compliance, and increasing provider support and intervention favorably affect clinical outcomes and decrease the long-term costs of care. Our patient-specific, value-added services include counseling by highly trained registered pharmacists and internally certified patient specialists, confidentiality, the provision of educational materials, compliance monitoring, insurance billing, refill reminders, 24-hour pharmacist availability, automated reorder capabilities, and timely shipments to patients' homes, workplaces, physicians' offices, and treatment facilities.

o Healthcare Providers: Our expertise makes us a valuable partner for healthcare providers working with patients experiencing chronic health conditions. We have developed relationships with several treatment centers, foundations, and medical associations that specialize in the treatment or support of patients with chronic conditions. Through these relationships, we are able to introduce our services to a large number of individuals with chronic conditions and the healthcare specialists treating them.

o Pharmaceutical Developers and Manufacturers: Our delivery system is well suited for developers and manufacturers of pharmaceutical products who are targeting small or hard-to-identify patient populations. We have established relationships with developers and manufacturers of prescription drugs needed to manage various chronic conditions and provide these companies with assistance in rapid product introduction, a cost-effective means for distributing products to specific patient populations, and a method for monitoring product use.

o Payors: Managed care plays a significant role in the provision of healthcare in the United States, and the majority of our patient referrals come from contracted third-party payors and the government. We believe these payors benefit from our services because our experience in managing specific patient groups allows us to improve patient care while minimizing overall expenditures.

We work directly with all of these constituents in a concerted effort to improve clinical and financial outcomes while enhancing the quality of life for the chronically ill, all in a manner consistent with our obligations to patient confidentiality.

RESTATEMENT

We have filed restated financial statements for the fiscal year ended June 30, 2000, and for the first three quarters of the fiscal year ended June 29, 2001. The restatements reflect a reduction in revenues, an increase in bad debt expense, an increase in allowance for doubtful accounts, and were limited to our Retail segment. Refer to Note 2 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended June 29, 2001, filed October 12, 2001.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified the valuation of accounts receivable as a critical accounting policy that is significant to the financial statement presentation and requires difficult, subjective, and complex judgments.

Allowance for Payor Discounts

We bill what is called a usual and customary price to our customers who do not have a contracted billing rate. In many cases, these customers actually pay a price that is less than the full usual and customary price, yet is still acceptable to Chronimed. In these cases, at the time of sale, we must estimate the amount of expected payor discount. We determine this allowance for payor discount based on an analysis of historical payment experience for both the Retail and Mail Order businesses, and in some cases, by an analysis of specific payor discounts. Payor discount allowances are recorded as offsets to revenue in Chronimed's Consolidated Statements of Income. The assumptions and estimates used to determine the allowance are subject to constant revision, and actual results including net revenue and net income could differ materially from those estimated. The primary factors that could impact these assumptions include a significant reduction in reimbursement from healthcare payors and the efficiency and effectiveness of Chronimed's billing, collections, and cash posting functions.

Allowance for Doubtful Accounts

We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience, and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in Chronimed's Consolidated Statements of Income. The assumptions and estimates used to determine the allowance are subject to constant revision, and actual collection results could differ materially from those estimated and therefore materially impact bad debt expense and net income. The primary factors that impact these assumptions include the efficiency and effectiveness of Chronimed's billing, collections, and cash posting functions and the financial condition of payors and patients.

REVENUE

-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                        QUARTER ENDED
                              -----------------------------------------------------------------------------------
                                   DECEMBER 28,           DECEMBER 29,
                                       2001                   2000         INCREASE (DECREASE)  PERCENTAGE CHANGE
                              -----------------------------------------------------------------------------------
Mail-Order - On-going                 $ 45,566               $ 39,630            $  5,936                  + 15%
Mail-Order - Disposed
(HSM)                                       --                     --                  --                     --
-----------------------------------------------------------------------------------------------------------------
  Total Mail Order                      45,566                 39,630               5,936                  + 15%

Retail                                  54,988                 29,464              25,524                  + 87%
-----------------------------------------------------------------------------------------------------------------
Total Company                        $ 100,554               $ 69,094            $ 31,460                  + 46%
-----------------------------------------------------------------------------------------------------------------


                                                                    SIX MONTHS ENDED
                              -----------------------------------------------------------------------------------
                                   DECEMBER 28,           DECEMBER 29,
                                       2001                   2000         INCREASE (DECREASE)  PERCENTAGE CHANGE
                              -----------------------------------------------------------------------------------
Mail-Order - On-going                $  85,891              $  72,239            $ 13,652                  + 19%
Mail-Order - Disposed
(HSM)                                       --                  2,230              (2,230)                - 100%
-----------------------------------------------------------------------------------------------------------------
  Total Mail Order                      85,891                 74,469              11,422                  + 15%

Retail                                 108,091                 57,469              50,622                  + 88%
-----------------------------------------------------------------------------------------------------------------
Total Company                        $ 193,982              $ 131,938            $ 62,044                  + 47%
=================================================================================================================


Fiscal 2002 second quarter revenue of $100.6 million represents an increase of $31.5 million or 46% compared to second quarter fiscal 2001 revenue of $69.1 million. For the six months ended December 29, 2000, and December 28, 2001, total revenue increased 47% from $131.9 million to $194.0 million.

Mail Order segment revenue in the second quarter of fiscal 2002 grew $5.9 million or 15% over last year's second quarter, from $39.6 million to $45.6 million. Year-to-date Mail Order revenue increased $11.4 million or 15% from $74.5 million to $85.9 million for the six months ended December 29, 2000, and December 28, 2001, respectively. Year-to-date fiscal 2001 revenue included $2.2 million of revenue from our Home Service Medical ("HSM") subsidiary that was sold in September of 2000. Excluding the fiscal 2001 HSM revenue, Mail Order revenue grew $13.7 million or 19% from $72.2 million to $85.9 million for the six months ended December 29, 2000, and December 28, 2001, respectively. This growth was due to several factors, including the addition of new biotech injectable patients from several payors, the April 2001 SangStat acquisition that strengthened the Company's position in the transplant market, and price inflation.

The Retail segment grew $25.5 million, or 87%, in the second quarter of fiscal 2002 compared to last year's second quarter. Year-to-date revenue grew $50.6 million or 88% from $57.5 million to $108.1 million for the six months ended December 29, 2000, and December 28, 2001, respectively. This growth was due primarily to store acquisitions in fiscal 2001 (American Prescription Providers, Inc. in February 2001 and Oaks Pharmacy in April 2001) and the addition of new HIV and transplant patients at existing stores. The closure of five Retail stores in the second quarter of fiscal 2002 had a slight negative impact on second quarter revenue.

GROSS PROFIT

Total gross profit dollars increased $3.7 million, or 44%, in the second quarter of fiscal 2002 compared to last year's second quarter. Year-to-date gross profit dollars increased $7.1 million or 43%, from $16.5 million last year to $23.6 million this year. The increase was primarily the result of our significant revenue growth.

Second quarter gross profit percentage decreased from 12.1% last year to 12.0% this year. Year-to-date gross profit percentage decreased from 12.5% to 12.2% for the six months ended December 29, 2000, and December 28, 2001, respectively. The gross margin percentage decline was due to continued reimbursement pressure in our Retail segment.

We anticipate that payors will continue to exert downward pressure on the prices we are able to charge as they seek to contain healthcare costs. This will negatively affect future margins. However, we expect the pricing pressure to be less significant in fiscal 2002 than in fiscal 2001. We are working to offset this pricing pressure in a number of ways, including major selling and marketing efforts to drive the more profitable transplant business into both the Retail and Mail Order segments, enhanced programs with manufacturers and wholesalers to reduce product costs, and a store-by-store focus on payor and drug mix to improve gross margins.

SELLING AND MARKETING EXPENSES


--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                         QUARTER ENDED
                                 -----------------------------------------------------------------------------------
                                      DECEMBER 28,          DECEMBER 29,
                                          2001                  2000          INCREASE (DECREASE)  PERCENTAGE CHANGE
                                 -----------------------------------------------------------------------------------
On-going business                        $    871              $    667              $   204                  + 31%
Disposed (HSM) business                        --                    --                   --                    --
--------------------------------------------------------------------------------------------------------------------
Total Company                            $    871              $    667              $   204                  + 31%
--------------------------------------------------------------------------------------------------------------------


                                                                      SIX MONTHS ENDED
                                 -----------------------------------------------------------------------------------
                                      DECEMBER 28,          DECEMBER 29,      INCREASE (DECREASE)  PERCENTAGE CHANGE
                                          2001                  2000
                                 -----------------------------------------------------------------------------------
On-going business                        $  1,712              $  1,348              $   364                  + 27%
Disposed (HSM) business                        --                   424                 (424)                - 100%
--------------------------------------------------------------------------------------------------------------------
Total Company                            $  1,712              $  1,772              $   (60)                  - 3%
====================================================================================================================


Total selling and marketing expenses increased $0.2 million, or 31%, in the fiscal 2002 second quarter compared to the prior year second quarter. Year-to-date selling and marketing expenses declined $0.1 million, or 3%, compared to last year's first six months on overall revenue growth of 47% due to the fiscal 2001 first quarter sale of the HSM business. Exclusive of the HSM business, selling and marketing expenses increased by $0.4 million, or 27%, during this same period due to increased headcount and promotional spending focused on the organ transplant and HIV markets. As a percentage of revenue, on-going selling and marketing expenses decreased from 1.0% in the second quarter of fiscal 2001 to 0.9% in the second quarter of fiscal 2002. Year-to-date sales and marketing expenses as a percent of revenue declined from 1.3% to 0.9% for the six months ended December 29, 2000, and December 28, 2001, respectively. Exclusive of the HSM business, selling and marketing expenses decreased as a percent of revenue from 1.0% to 0.9% during the same period. The decrease is due to the consolidation of our selling and marketing efforts into one organization serving both the Mail Order and Retail segments beginning in the fourth quarter of fiscal 2001. We believe this integrated approach increases the effectiveness of our selling and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           QUARTER ENDED
                                 -----------------------------------------------------------------------------------
                                      DECEMBER 28,          DECEMBER 29,
                                          2001                  2000          INCREASE (DECREASE)  PERCENTAGE CHANGE
                                 -----------------------------------------------------------------------------------
On-going business                        $  9,022              $  7,179              $ 1,843                  + 26%
Disposed (HSM) business                        --                    --                   --                     --
Transition, restatement,
   and store closing costs                    839                    --                  839                     nm
--------------------------------------------------------------------------------------------------------------------
Total Company                            $  9,861              $  7,179              $ 2,682                  + 37%
--------------------------------------------------------------------------------------------------------------------


                                                                     SIX MONTHS ENDED
                                 -----------------------------------------------------------------------------------
                                      DECEMBER 28,          DECEMBER 29,
                                          2001                  2000          INCREASE (DECREASE)  PERCENTAGE CHANGE
                                 -----------------------------------------------------------------------------------
On-going business                        $ 17,776              $ 14,069              $ 3,707                  + 26%
Disposed (HSM) business                                             231                 (231)                - 100%
Transition, restatement,
  and store closing costs                   2,230                    --                2,230                     nm
--------------------------------------------------------------------------------------------------------------------
Total Company                            $ 20,006              $ 14,300              $ 5,706                  + 40%
====================================================================================================================


Total Company general and administrative ("G&A") expenses increased $2.7 million, or 37%, in the second quarter of fiscal 2002 compared to the same period last year. Year-to-date expenses increased $5.7 million from $14.3 million to $20.0 million for the six months ended December 29, 2000, and December 28, 2001, respectively. Costs associated with the transition of our Kansas City office functions, financial restatement, and store closings accounted for $2.2 million of the increase (see Notes 9 and 12 to the Consolidated Financial Statements included in this Form 10-Q for further information regarding these costs). As a percentage of revenue, G&A costs decreased from 10.4% in last year's second quarter to 9.8% in this year's second quarter. Year to date G&A expenses decreased as a percentage of revenue from 10.8% to 10.3% for the six months ended December 29, 2000, and December 28, 2001, respectively. Exclusive of the transition, restatement and store closing costs, total company G&A expenses increased $1.8 million, or 26%, and decreased as a percentage of revenue from 10.4% to 9.0% in the second quarter of fiscal 2002 compared to the same period last year. Year-to-date, exclusive of the above mentioned costs and the fiscal 2001 activity of our disposed HSM business, G&A expenses increased $3.7 million, or 26%, attributable to increased direct costs (customer service, billing, fulfillment) associated with the revenue growth in our existing business, store acquisitions and openings completed in fiscal 2001, and increased audit fees. As a percentage of revenue and exclusive of the above mentioned costs, G&A expenses decreased from 10.7% to 9.2% for the six months ended December 29, 2000, and December 28, 2001, respectively, due to cost control initiatives.

BAD DEBT EXPENSE

Total Company second quarter bad debt expense decreased $0.2 million, or 20%, from $1.0 million last year to $0.8 million this year. Year-to-date, bad debt expense decreased $0.7 million, or 31%, from $2.1 million to $1.4 million for the six months ended December 29, 2000, and December 28, 2001, respectively. As a percentage of revenue, second quarter bad debt expense decreased from 1.5% last year to 0.8% this year. Year-to-date, as a percentage of revenue, bad debt expense decreased from 1.6% to 0.7% for the six months ended December 29, 2000, and December 28, 2001, respectively. We expect bad debt expense to be at or below 1% of revenue for the total 2002 fiscal year. The high rate of bad debt expense in the previous year periods was due primarily to the Company's write off of receivables in its StatScript Retail segment, which was part of the Company's financial restatement as described elsewhere in this document and in the Company's Form 10-K for the fiscal year ended June 29, 2001.

INTEREST INCOME AND EXPENSE

Second quarter interest income decreased from $133,000 in fiscal 2001 to $117,000 in fiscal 2002. Year-to-date, interest income increased from $183,000 to $229,000 for the six months ended December 29, 2000, and December 28, 2001, respectively. The increase is due to the interest earned on the $3.8 million note receivable related to the fiscal 2001 first quarter sale of our Home Service Medical business. Second quarter interest expense increased from $32,000 last year to $132,000 this year due to the increased line of credit borrowings required to support working capital growth. Year-to-date, interest expense increased from $80,000 to $219,000 for the six months ended December 29, 2000, and December 28, 2001, respectively.

INCOME TAXES

Our income tax rate was approximately 39% in the second quarter and for the six months ended December 28, 2001. Our income tax rate was approximately 37% for fiscal 2001. We expect the current rate of 39% to continue through the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2001, we had $38.2 million of working capital, compared to $37.0 million as of June 29, 2001. During the six months ended December 28, 2001, we utilized $7.2 million of cash in operating activities. The average days-sales-outstanding (DSO) of the Company's accounts receivable was 45 days both at June 29, 2001, and December 28, 2001. In second quarter we transitioned our Retail collections and cash posting functions from the StatScript headquarters in Kansas City to Minneapolis, and we expect to improve overall efficiency and effectiveness in these areas as we move forward. The average days inventory on-hand was 10 days both at June 29, 2001, and at December 28, 2001. We expect our inventory to perform at or below 12 days-on-hand during the remainder of fiscal 2002.

We had no long-term debt as of December 28, 2001. Shareholders' equity as of December 28, 2001, increased from $75.5 million at fiscal 2001 year-end to $75.8 million. Net tangible assets, an indicator of borrowing capacity, increased from $45.2 million at June 29, 2001, to $45.6 million at December 28, 2001.

We had a discretionary line of credit totaling $15 million, secured by receivables and inventory, and bearing interest at Prime Rate plus 0.25%, that was amended to extend through January 2002. We also paid a commitment fee of 0.5% on the unused portion of the line of credit. On January 17, 2002, the Company signed a one-year credit agreement for $30 million, secured by receivables and inventory, and bearing interest at Prime Rate. Fees associated with the one-year credit agreement totaled $116,000.

We had $13.1 million of short-term borrowings outstanding under our line of credit at December 28, 2001. The increase in short-term borrowing is due to revenue growth, inventory forward buys at the end of second quarter, and payment delays from a few key payors. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. We are not currently planning any major capital projects beyond our normal requirements of $2 to $3 million per year.


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

SEASONALITY

Historically, we have had significantly higher revenues in our second fiscal quarter (ending December) than in our first fiscal quarter. We believe the seasonality of our revenues and earnings is a consequence of the acceleration of purchases of prescription drugs by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (when payors generally impose new deductible calculations), and a seasonal drug whose usage is concentrated in the fall and winter months.

FORWARD-LOOKING STATEMENTS

Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory ongoing arrangements with product manufacturers and wholesalers; pressure from payors to reduce the amount we charge for pharmaceutical products; compliance with various federal, state, and local laws and regulations; political, economic and regulatory changes affecting the health care industry and prescription drug providers; the ability of management and accounting controls to assure accurate and timely information, including the accrual estimation of bad debt expense and payor discounts; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; computer system, software or hardware failures or malfunctions; the ability to successfully integrate acquired businesses; heightened competition; the costs and impact of any adverse rulings in legal or administrative proceedings; the ability to obtain competitive financing to fund operations and growth; continuing qualification to be listed on a national stock exchange; and loss or retirement of key executives or changes in ownership. We urge you to read the cautionary statement filed as
Exhibit 99 to our Form 10-K filed on October 12, 2001. This cautionary statement discusses specific factors which could affect the Company's operations and forward-looking statements contained in this Form 10-Q.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 28 and June 29, 2001, our only exposure to market risk was our short-term debt under our line of credit agreement. As the interest rate on this debt is subject to change based on changes in the prime rate, we believe that any market risk is negligible.

PART II.  OTHER INFORMATION


Items 1, 2, 3 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Two matters were submitted to a vote at the Annual Meeting of Shareholders held November 27, 2001. The voting results on the two matters considered at the meeting are stated below.

Matter 1:  Election of Directors

The director nominees described in the Company's Proxy Statement were elected as follows:

                                                                                   For               Withhold
                                                                                   ---               --------
       John H. Flittie     Class I, three year term                            11,105,805             182,648
       Stuart A. Samuels   Class I, three year term                            11,105,155             183,298

The terms for directors Henry F. Blissenbach and Charles V. Owens, Jr. expire at the Annual Meeting of shareholders to be held in 2002.

Thomas F. Heaney was appointed to the Board of Directors by election of the sitting directors effective November 13, 2000, to fill a vacancy. The term for Thomas F. Heaney expires at the Annual Meeting of shareholders to be held in 2002.

The term for director David R. Hubers expires at the Annual Meeting of shareholders to be held in 2003. John Howell Bullion resigned from the Board effective February 1, 2002.


Matter 2:  Appointment of Independent Auditors

The appointment of Ernst & Young LLP as Independent Auditors for the 2002 fiscal year was ratified as follows:

                  For               Against          Abstain           Broker Non-vote
                  ---               -------          -------           ---------------
              11,099,325            158,136           30,992                    0

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits

                    None

         b.)      Reports on Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHRONIMED INC.
                                          (REGISTRANT)

February 7, 2002                         By  /s/ Henry F. Blissenbach
----------------                             -----------------------------------
      Date                                   Henry F. Blissenbach
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


February 7, 2002                             /s/ Gregory H. Keane
----------------                             -----------------------------------
      Date                                   Gregory H. Keane
                                             Vice President, Chief Financial
                                             Officer