Form 10-Q
period 2002-03-29
CHRONIMED INC
filed 2002-05-10
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                        --------------------------------

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

Common Stock, $.01 par value - 12,336,319 shares outstanding as of April 30,
2002

                                      INDEX

                         CHRONIMED INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 29, 2002 (Unaudited) and June 29, 2001

                  Consolidated Statements of Income (Unaudited) - Three months ended March 29, 2002 and March 30, 2001; Nine months ended March 29, 2002 and March 30, 2001

                  Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 29, 2002 and March 30, 2001

                  Notes to Consolidated Financial Statements (Unaudited) - March 29, 2002


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 required under Part II have been omitted since all items are not applicable or the answers are negative.



Item 6.   Exhibits and Reports on Form 8-K

         a.)      Exhibits

                  10.1 Amended and Restated Credit Agreement dated as of January
                       17, 2002

         b.)      Reports on Form 8-K


SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            MARCH 29,
                                                                               2002                JUNE 29,
                                                                           (UNAUDITED)               2001
                                                                     --------------------     --------------------
ASSETS
Current assets
  Cash and cash equivalents                                                         $565                      $--
  Accounts receivable (net of allowances of $12,446 and $9,664                    47,900                   40,322
   at March 29, 2002, and  June 29, 2001, respectively)
  Income taxes receivable                                                          7,168                    6,370
  Inventory                                                                        9,837                    8,833
  Other current assets                                                               833                    1,030
  Deferred taxes                                                                   2,859                    3,918
                                                                     --------------------     --------------------
    Total current assets                                                          69,162                   60,473
                                                                     --------------------     --------------------
Property and equipment
  Property and equipment                                                          17,987                   16,942
  Allowance for depreciation                                                     (11,771)                  (9,915)
                                                                     --------------------     --------------------
    Net property and equipment                                                     6,216                    7,027

Goodwill, net                                                                     30,233                   30,233
Deferred taxes                                                                     1,030                    1,030
Other assets, net                                                                    200                      230
                                                                     --------------------     --------------------
  Total assets                                                                  $106,841                  $98,993
                                                                     ====================     ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                               $15,215                  $15,524
  Accrued expenses                                                                 4,268                    3,867
  Short-term debt                                                                 10,567                    4,100
                                                                     --------------------     --------------------
    Total current liabilities                                                     30,050                   23,491

Shareholders' equity
  Preferred Stock                                                                     --                       --
  Common Stock, issued and outstanding shares -
      12,336 and 12,315 respectively                                                 123                      123
  Additional paid-in capital                                                      55,052                   54,961
  Retained earnings                                                               21,616                   20,418
                                                                     --------------------     --------------------
    Total shareholders' equity                                                    76,791                   75,502
                                                                     --------------------     --------------------
Total liabilities and shareholders' equity                                      $106,841                  $98,993
                                                                     ====================     ====================


See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                   QUARTER ENDED          NINE MONTHS ENDED
                                                               ----------------------   ----------------------
                                                                MARCH 29,   MARCH 30,     MARCH 29,  MARCH 30,
                                                                  2002        2001          2002       2001
                                                               ----------   ---------    ----------  ---------

REVENUE
  Mail Order                                                     $44,887    $39,422      $130,778   $113,891
  Retail                                                          57,473     38,569       165,564     96,038
                                                               ---------   --------     ---------  ---------
    Total Revenue                                                102,360     77,991       296,342    209,929
         Yr to Yr Growth                                            31.2%      37.8%         41.2%      27.9%
COSTS AND EXPENSES
  Cost of revenue                                                 90,335     68,863       260,731    184,304
                                                               ---------   --------     ---------  ---------
    Gross profit                                                  12,025      9,128        35,611     25,625
          % of Revenue                                              11.7%      11.7%         12.0%      12.2%

  Selling and marketing                                              841        700         2,553      2,472
  General and administrative                                       8,759      7,818        28,765     22,118
  Bad debt expense                                                 1,001      1,314         2,445      3,416
                                                               ---------   --------     ---------  ---------
    Total operating expenses                                      10,601      9,832        33,763     28,006
          % of Revenue                                              10.4%      12.6%         11.4%      13.3%

INCOME (LOSS) FROM OPERATIONS                                      1,424       (704)        1,848     (2,381)
          % of Revenue                                              1.4%       -0.9%          0.6%      -1.1%

  Interest income                                                    161        289           390        472
  Interest (expense)                                                (182)       (11)         (401)       (91)
  Other (loss) income                                                 --       (250)          109       (238)
                                                               ---------   --------     ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES                                  1,403       (676)        1,946     (2,238)
  Income tax (expense) benefit                                      (537)       265          (749)       810

INCOME (LOSS) FROM CONTINUING OPERATIONS                             866       (411)        1,197     (1,428)
          % of Revenue                                               0.8%      -0.5%          0.4%      -0.7%

DISCONTINUED OPERATIONS
(Loss) Income from Discontinued Operations, net of tax                --       (83)            --      1,462
Gain on Sale of Discontinued Operations, net of tax                   --    13,776             --     13,776
                                                               ---------   --------     ---------  ---------

NET INCOME                                                          $866    $13,282        $1,197    $13,810
                                                               =========   ========     =========  =========
          % of Revenue                                               0.8%      17.0%          0.4%       6.6%


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Income (Loss) from Continuing Operations                         $0.07    $ (0.03)        $0.10    $ (0.12)
  Income from Discontinued Operations                                 --       1.12            --       1.25
                                                               ---------   --------     ---------  ---------
  Net Income per share                                             $0.07      $1.09         $0.10      $1.13
                                                               =========   ========     =========  =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         12,317     12,222        12,316     12,174
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                       12,394     12,222        12,331     12,174



See notes to consolidated financial statements

                                 CHRONIMED INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                   NINE MONTHS ENDED
                                                                     -----------------------------------------------
                                                                             MARCH 29,              MARCH 30,
                                                                               2002                    2001
                                                                     ----------------------  -----------------------
OPERATING ACTIVITIES
  Net income                                                                         $1,197                  $13,810
  Less income from discontinued operations                                                -                   15,238
                                                                     ----------------------  -----------------------
    Income (loss) from continuing operations                                          1,197                   (1,428)

  Adjustments to reconcile income from continuing operations to net cash used in
    (provided by) operating activities:
      Depreciation and amortization                                                   2,224                    3,113
      Deferred income taxes                                                           1,059                      781
      Gain on sale of business                                                            -                      (22)
      Loss on sale of available-for-sale securities                                       -                      260
      Changes in operating assets and liabilities:
        Accounts receivable                                                          (7,578)                  (3,075)
        Income taxes                                                                   (798)                   5,116
        Inventory                                                                    (1,004)                      63
        Accounts payable                                                               (309)                   2,846
        Accrued expenses                                                                401                      730
        Other assets                                                                    227                     (521)
                                                                     ----------------------  -----------------------
      Net cash (used in) provided by operating activities                            (4,581)                   7,863

INVESTING ACTIVITIES
  Acquisitions                                                                            -                  (17,194)
  Proceeds from sale of Home Service Medical Business                                     -                    2,734
  Purchases of property and equipment                                                (1,413)                  (2,431)
  Sale of available-for-sale securities                                                   -                    4,413
                                                                     ----------------------  -----------------------
      Net cash (used in) investing activities                                        (1,413)                 (12,478)

FINANCING ACTIVITIES
  Net proceeds from issuance of Common Stock                                             92                      913
  Net proceeds from (repayments of) borrowings                                        6,467                   (2,500)
                                                                     ----------------------  -----------------------
      Net cash provided by (used in) financing activities                             6,559                   (1,587)

CASH PROVIDED BY DISCONTINUED OPERATIONS                                                  -                   15,864

Increase in cash and cash equivalents                                                   565                    9,662
Cash and cash equivalents at beginning of period                                          -                        -
                                                                     ----------------------  -----------------------
Cash and cash equivalents at end of period                                             $565                   $9,662
                                                                     ======================  =======================



See notes to consolidated financial statements

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2002, are not necessarily indicative of the results that may be expected for the year ending June 28, 2002.

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

2.       CRITICAL ACCOUNTING ESTIMATES

         See the "Critical Accounting Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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

$s and Shares in Thousands

                                                              QUARTER ENDED                   NINE MONTHS ENDED
                                                        -------------------------         ------------------------
                                                         MARCH 29,      MARCH 30,           MARCH 29,    MARCH 30,
                                                           2002           2001               2002          2001
                                                        ----------    -----------         -----------  -----------
Numerator for basic and diluted net
     income per share - net income (loss)
          Continuing operations                              $866          $(411)             $1,197      $(1,428)
          Discontinued operations                               -         13,693                   -       15,238
                                                        ----------    -----------         -----------  -----------
          Net Income                                         $866        $13,282              $1,197      $13,810
                                                        ==========    ===========         ===========  ===========
Denominator for basic net income
     per share - weighted-average shares                   12,317         12,222              12,316       12,174
Effect of dilutive securities:
     Employee stock options                                    77              -                  15            -
                                                        ----------    -----------         -----------  -----------
Denominator for diluted net income
     per share - weighted-average shares
     and assumed conversions                               12,394         12,222              12,331       12,174
                                                        ==========    ===========         ===========  ===========
Basic and Diluted net income (loss) per share:
        Continuing operations                               $0.07         $(0.03)              $0.10       $(0.12)
        Discontinued operations                                 -           1.12                   -         1.25
                                                        ----------    -----------         -----------  -----------
        Basic net income (loss) per share                   $0.07          $1.09               $0.10        $1.13
                                                        ==========    ===========         ===========  ===========


         Options to purchase 1,142,870 and 1,219,520 shares of common stock at various prices were outstanding during the third quarter ended March 29, 2002, and fiscal 2002 year-to-date, respectively and were excluded from the above computation of diluted net income per share. Options to purchase 220,130 and 1,138,780 shares of common stock at various prices were outstanding as of the third quarter ended March 30, 2001, and fiscal 2001 year-to-date, respectively, and were excluded from the above computation of diluted net loss per share. The exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


5.       BUSINESS SEGMENT INFORMATION

         We have two reportable segments. The Mail Order segment includes the results of our biotech injectables and organ transplant business lines. Also included in the Mail Order segment's results for the nine months ended March 30, 2001, are the results of our Home Service Medical subsidiary, which we sold to Express-Med Inc. on September 1, 2000. The Retail segment consists of our StatScript Pharmacy, which serves primarily HIV/AIDS patients and post-organ transplant recipients. For the nine months ended March 30, 2001, the Retail segment also included our Clinical Partners' strategic services line. The Clinical Partners business ceased operations in the second quarter fiscal 2001. The table below presents information by reportable segment.

(in thousands)

                                                       MAIL ORDER         RETAIL            TOTAL
                                                       ----------        --------          --------
For the Quarter Ended March 29, 2002
      Revenues                                           $44,887          $57,473          $102,360
      Income from Operations                                 409            1,015             1,424
For the Quarter Ended March 30, 2001
      Revenues                                           $39,422          $38,569           $77,991
      Income (Loss) from Operations                          246             (950)             (704)

For the Nine Months Ended March 29, 2002
      Revenues                                          $130,778         $165,564          $296,342
      Income from Operations                               1,730            2,348             4,078
For the Nine Months Ended March 30, 2001
      Revenues                                          $113,891          $96,038          $209,929
      Income (Loss) from Operations                          814           (3,195)           (2,381)


         The difference between segment totals and our consolidated totals consist of administrative costs associated with the transition of our StatScript Overland Park, Kansas office to corporate headquarters (see Note 12), costs associated with our financial restatement (see Notes 9 and 12), and store closing costs (see Note 12), all of which are not allocated to the segments. The total of these StatScript Retail related charges was $2.2 million for the nine months ended March 29, 2002. The following table is a reconciliation of reportable segment income to our consolidated totals.

(in thousands)

                                                     THIRD QUARTER ENDED                          NINE MONTHS ENDED
                                                -------------------------------              ----------------------------
                                                MARCH 29,             MARCH 30,              MARCH 29,          MARCH 30,
                                                 2002                   2001                   2002               2001
                                                ---------             ---------              ---------         ----------

Income (Loss) from Operations:
Total for reportable segments                      $1,424                $(704)                $4,078             $(2,381)
Unallocated amounts:
 - Corporate G&A                                        -                    -                 (2,230)                  -
 - Interest income                                    161                  289                    390                 472
 - Interest (expense)                                (182)                 (11)                  (401)                (91)
 - Other income (expense)                               -                 (250)                   109                (238)
                                                 --------             --------               --------           ---------
Income (loss) before income taxes                  $1,403                $(676)                $1,946             $(2,238)
                                                 ========             ========               ========           =========


The following table presents assets by reportable segment:
(in thousands)

                                       MAIL ORDER         RETAIL            CORPORATE        TOTAL
                                       ----------         ------            ---------        -----
As of March 29, 2002
      Segment Assets                     $31,567          $62,774           $12,500         $106,841

As of  June 29, 2001
      Segment Assets                     $31,210          $55,612           $12,171          $98,993


6.       DISCONTINUED OPERATIONS - SALE OF MEDGENESIS

         We sold our diagnostics products subsidiary, MEDgenesis Inc., to Medisys PLC on January 5, 2001. We have classified MEDgenesis as "discontinued operations" for financial reporting purposes. As a result, all financial results concerning MEDgenesis Inc. for the quarter and nine months ended March 30, 2001, have been classified as discontinued operations.

         The discontinued operations represented by MEDgenesis and the gain on the sale contributed net income after tax of $13.7 million or $1.12 per share in the third quarter of fiscal 2001 and $15.2 million or $1.25 per share for the nine months ended March 30, 2001.

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

         We recorded the $3.8 million deferred gain on the balance sheet as an offset to notes receivable, netting to zero and therefore is not reflected on the face of the balance sheet.

8.       SIGNIFICANT CONCENTRATIONS

         A major payor with whom we have a contract represented 26% of the Company's revenue in the third quarter of fiscal 2002 and 27% for the nine months ended March 29, 2002. This compares to 34% in the third quarter of fiscal 2001 and 36% for the nine months ended March 30, 2001.

         We use a national distributor who supplies pharmaceuticals for both the Retail and the Mail Order segments. This distributor supplied 89% of our inventory purchases in the third quarter of fiscal 2002 and 90% for the nine months ended March 29, 2002. This compares to 91% of our inventory purchases in the third quarter of fiscal 2001 and 79% for the nine months ended March 30, 2001. In the event that we are unable to purchase pharmaceuticals through this distributor, we would be able to purchase the same inventory through other pharmaceutical distributors.

9.       FINANCIAL RESTATEMENT

         Our financial statements for the quarter ended March 30, 2001, are those as restated on the Form 10-Q/A filed with the Securities and Exchange Commission on October 12, 2001. We refer the reader to that document and our Form 10-K for the fiscal year ended June 29, 2001, also filed on October 12, 2001, for further information.

10.      COMPREHENSIVE INCOME

         Comprehensive income was $12.0 million for the fiscal 2001 third quarter and $12.1 million for the nine months ended March 30, 2001. Other comprehensive income consisted of unrealized loss on available-for-sale securities in the amount of $1.3 million for the fiscal 2001 third quarter and $1.7 million for the nine months ended March 30, 2001. There was no other comprehensive income for the third quarter and nine months ended March 29, 2002.


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

         As required by SFAS 142, the results for the first three quarters of fiscal 2001 have not been restated. A reconciliation of net income after tax, as if SFAS 142 had been adopted, is presented below for the third quarter and nine months ended March 30, 2001 (in thousands except per share data):

                                                           QUARTER ENDED        NINE MONTHS ENDED
                                                             MARCH 30,              MARCH 30,
                                                               2001                   2001
                                                           -------------        -----------------
Reported net (loss) from continuing operations                   $  (411)                $(1,428)
Goodwill amortization                                                213                     554
                                                           -------------        ----------------
Adjusted net (loss) from continuing operations                   $  (198)                  $(874)
                                                           =============        ================
Reported basic and diluted (loss) per share                      $ (0.03)                $ (0.12)
Goodwill amortization                                               0.02                    0.05
                                                           -------------        ----------------
Adjusted basic and diluted (loss) per share                      $ (0.01)                $ (0.07)
                                                           =============        ================



12.      TRANSITION, FINANCIAL RESTATEMENT AND STORE CLOSING COSTS

         On August 14, 2001, we announced that we intended to consolidate the support functions of our StatScript Pharmacy division, then in Overland Park, Kansas, into our headquarters located in Minnetonka, Minnesota. The transfer of these functions was completed as of November 1, 2001. We incurred approximately $993,000 of expense related to this consolidation in fiscal 2002 year-to-date.

         We incurred approximately $880,000 fiscal 2002 year-to-date of auditing, consulting, and other expenses related to the restatement of our fiscal 2001 and 2000 financial statements. The restated financial statements were completed and filed on October 12, 2001. See Note 9 for further details regarding the restatement.

         We also incurred $357,000 fiscal 2002 year-to-date for costs related to the closing of five of our retail stores in the second quarter.

         The total of these Retail StatScript related charges was $2.2 million for the nine months ended March 29, 2002. These costs have been classified as general and administrative expenses in the Chronimed Consolidated Statements of Income. The transition of StatScript support functions from Kansas to corporate headquarters, the restatement effort, and the store closings were substantially completed in the second fiscal quarter ended December 28, 2001.

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

14.      SUBSEQUENT EVENTS

         On April 30, 2002, the Company announced its intent to close nine smaller, unprofitable retail stores in fiscal 2002 fourth quarter. This decision was based upon the current financial performance of these stores and long-term growth opportunities within each of the respective geographical markets. Management believes it is a necessary action to improve profitability and to focus resources on its highest potential markets. The Company anticipates that it will recognize a special charge of approximately $1.0 million in its fiscal 2002 fourth quarter for the costs directly related to the store closings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         Chronimed Inc. is a disease-focused company excelling in specialty pharmacy distribution for people with chronic health conditions. The specialty pharmacy industry was developed to serve patients with highly specialized pharmaceutical needs and to help employers and third-party payors manage and control patient care costs more effectively. Chronimed distributes pharmaceuticals and provides specialized patient management services nationwide for people with conditions such as post-organ transplants, HIV/AIDS, and diseases treated with biotech injectable medications. We work directly with patients, physicians, nursing services, and other healthcare providers, and with insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with long-term, complex and expensive pharmaceutical needs.

         We distribute pharmaceuticals and related educational materials via mail service and through our nationwide StatScript retail pharmacy chain. Accordingly, we operate in two business segments, Mail Order and Retail.

         Our specialty medications, ranging from $3,000 to $150,000 per patient per year, often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen. These are all reasons these types of medications are not routinely stocked in standard retail pharmacies. Our unique distribution and management techniques, as well as coordination with healthcare partners, improve the quality of care for people afflicted by very expensive diseases and contain costs within a complex healthcare reimbursement system. We also work with our healthcare partners to develop patient and therapy management guidelines through ongoing monitoring and evaluation of patient outcomes.

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

RESTATEMENT

         We have filed restated financial statements for the fiscal year ended June 30, 2000, and for the first three quarters of the fiscal year ended June 29, 2001. The restatements reflect a reduction in revenues, an increase in bad debt expense, and an increase in allowance for doubtful accounts. The restatements were limited to our Retail segment. Refer to Note 2 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended June 29, 2001, filed October 12, 2001.


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

CRITICAL ACCOUNTING ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Allowance for Payor Discounts

         We bill what is called a usual and customary price to our customers who do not have a contracted billing rate. In many cases, these customers actually pay a price that is less than the full usual and customary price, yet is still acceptable to Chronimed. In these cases, at the time of sale, we must estimate the amount of expected payor discount. We determine this allowance for payor discount based on an analysis of historical payment experience for both the Retail and Mail Order businesses. Payor discount allowances are recorded as offsets to revenue in Chronimed's Consolidated Statements of Income. The assumptions and estimates used to determine the allowance are subject to constant revision, and actual results including net revenue and net income could differ materially from those estimated. The primary factors that could impact these assumptions include a significant reduction in reimbursement from healthcare payors and the efficiency and effectiveness of Chronimed's billing, collections, and cash posting functions.

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

Goodwill and Intangible Impairment

         In assessing the recoverability of the Company's goodwill and other intangibles, we must make assumptions regarding estimated future cashflows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On June 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues on an annual basis coinciding with its fiscal June 28 year-end.

REVENUE


(in thousands)


                                                                  QUARTER ENDED
                                     ----------------------------------------------------------------------------
                                     MARCH 29,             MARCH 30,             INCREASE              PERCENTAGE
                                       2002                   2001              (DECREASE)               CHANGE
                                     ---------             ----------           ---------              ----------
Mail-Order - On-going                  $44,887                $39,422              $5,465                   +14%
Mail-Order - Disposed
  (HSM)                                      -                      -                   -                      -
                                     ---------             ----------           ---------              ----------
  Total Mail Order                      44,887                 39,422               5,465                   +14%
Retail                                  57,473                 38,569              18,904                   +49%
                                     ---------             ----------           ---------              ----------
Total Company                         $102,360                $77,991             $24,369                   +31%
                                     ---------             ----------           ---------              ----------


                                                                   NINE MONTHS ENDED
                                     ----------------------------------------------------------------------------
                                     MARCH 29,             MARCH 30,             INCREASE              PERCENTAGE
                                       2002                   2001              (DECREASE)               CHANGE
                                     ---------             ----------           ---------              ----------
Mail-Order - On-going                 $130,778               $111,661             $19,117                   +17%
Mail-Order - Disposed
  (HSM)                                      -                  2,230              (2,230)                 -100%
                                     ---------             ----------           ---------              ----------
  Total Mail Order                     130,778                113,891              16,887                   +15%

Retail                                 165,564                 96,038              69,526                   +72%
                                     ---------             ----------           ---------              ----------
Total Company                         $296,342               $209,929             $86,413                   +41%
                                     =========             ==========           =========              ==========


         Fiscal 2002 third quarter revenue of $102.4 million represents an increase of $24.4 million or 31% compared to third quarter fiscal 2001 revenue of $78.0 million. The specialty pharmacy acquisitions we made in the second half of fiscal 2001, including the four APP stores, Oaks Pharmacy in Los Angeles and Sangstat's mail service transplant pharmacy, contributed nearly half of the 31% increase. Our base business contributed slightly more than half of the increase. For the nine months ended March 29, 2002, and March 30, 2001, total revenue increased 41% from $209.9 million to $296.3 million.

         Mail Order segment revenue in the third quarter of fiscal 2002 grew $5.5 million or 14% over last year's third quarter, from $39.4 million to $44.9 million. Year-to-date Mail Order revenue increased $16.9 million or 15% from $113.9 million to $130.8 million for the nine months ended March 30, 2001, and March 29, 2002, respectively. Year-to-date fiscal 2001 revenue included $2.2 million of revenue from our Home Service Medical ("HSM") subsidiary that was sold in September of 2000. Excluding the fiscal 2001 HSM revenue, Mail Order revenue grew $19.1 million or 17% from $111.7 million to $130.8 million for the nine months ended March 30, 2001, and March 29, 2002, respectively. The increase in Mail Order revenue is due primarily to increased biotech injectable business, aided by the April 2001 acquisition of a mail order transplant pharmacy.

         The Retail segment grew $18.9 million, or 49%, in the third quarter of fiscal 2002 compared to last year's third quarter. Year-to-date revenue grew $69.5 million or 72% from $96.0 million to $165.6 million for the nine months ended March 30, 2001, and March 29, 2002, respectively. This growth was due primarily to store acquisitions in fiscal 2001 (American Prescription Providers, Inc. in February 2001 and Oaks Pharmacy in April 2001) in addition to 23% same-store growth in pharmacies open for more than one year. The closure of five Retail stores in the second quarter of fiscal 2002 had a slight negative impact on fiscal 2002 third quarter and fiscal 2002 year-to-date revenue.

GROSS PROFIT

         Total gross profit dollars increased $2.9 million, or 32% to $12.0 million, in the third quarter of fiscal 2002 compared to last year's third quarter of $9.1 million. Year-to-date gross profit dollars increased $10.0 million or 39%, from $25.6 million last year to $35.6 million this year. The increase was primarily the result of 31% revenue growth.

         Third quarter gross profit percentage was consistent with the prior year quarter at 11.7%. This reflects stabilization in the markets we serve and is also tied to our improved purchasing programs. Year-to-date gross profit percentage decreased from 12.2% to 12.0% for the nine months ended March 30, 2001, and March 29, 2002, respectively. The gross margin percentage decline was due primarily to reduced reimbursement rates in our Retail segment.

SELLING AND MARKETING EXPENSES

(in thousands)



                                                                     QUARTER ENDED
                                        ----------------------------------------------------------------------------
                                        MARCH 29,             MARCH 30,             INCREASE              PERCENTAGE
                                          2002                   2001              (DECREASE)               CHANGE
                                        ---------             ----------           ---------              ----------
On-going business                            $841                  $700                 $141                   +20%
Disposed (HSM) business                         -                     -                    -                      -
                                        ---------             ----------           ---------              ----------
Total Company                                $841                  $700                 $141                   +20%
                                        ---------             ----------           ---------              ----------


                                                                      NINE MONTHS ENDED
                                        ----------------------------------------------------------------------------
                                        MARCH 29,             MARCH 30,             INCREASE              PERCENTAGE
                                          2002                   2001              (DECREASE)               CHANGE
                                        ---------             ----------           ---------              ----------
On-going business                          $2,553                $2,048                 $505                   +25%
Disposed (HSM) business                         -                   424                 (424)                 -100%
                                        ---------             ----------           ---------              ----------
Total Company                              $2,553                $2,472                  $81                    +3%
                                        =========             ==========           =========              ==========


         Total selling and marketing expenses increased $0.1 million, or 20%, in the fiscal 2002 third quarter compared to the prior year third quarter. Year-to-date selling and marketing expenses increased $0.1 million, or 3%, compared to last year's first nine months due to increased headcount and promotional spending focused on the post-organ transplant and HIV markets. Exclusive of the HSM business, selling and marketing expenses increased by $0.5 million, or 25%, during this same period. As a percentage of revenue, on-going selling and marketing expenses decreased from 0.9% in the third quarter of fiscal 2001 to 0.8% in the third quarter of fiscal 2002. Year-to-date sales and marketing expenses as a percent of revenue declined from 1.2% to 0.9% for the nine months ended March 30, 2001, and March 29, 2002, respectively. Exclusive of the HSM business, selling and marketing expenses decreased as a percent of revenue from 1.0% to 0.9% during the same period. The decrease is due to the consolidation of our selling and marketing efforts into one organization serving both the Mail Order and Retail segments beginning in the fourth quarter of fiscal 2001. We believe this integrated approach increases the effectiveness of our selling and marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

(in thousands)



                                                                     QUARTER ENDED
                                        ----------------------------------------------------------------------------
                                        MARCH 29,             MARCH 30,             INCREASE              PERCENTAGE
                                          2002                   2001              (DECREASE)               CHANGE
                                        ---------             ----------           ---------              ----------
On-going business                          $8,759                $7,818                 $941                   +12%
Disposed (HSM) business                         -                     -                    -                      -
Transition, restatement,
   and store closing costs                      -                     -                    -                      -
                                        ---------             ----------           ---------              ----------
Total Company                              $8,759                $7,818                 $941                   +12%
                                        ---------             ----------           ---------              ----------


                                                                      NINE MONTHS ENDED
                                        ----------------------------------------------------------------------------
                                        MARCH 29,             MARCH 30,             INCREASE              PERCENTAGE
                                          2002                   2001              (DECREASE)               CHANGE
                                        ---------             ----------           ---------              ----------
On-going business                         $26,535               $21,887               $4,648                   +21%
Disposed (HSM) business                                             231                 (231)                 -100%
Transition, restatement,
  and store closing costs                   2,230                     -                2,230                     nm
                                        ---------             ----------           ---------              ----------
Total Company                             $28,765               $22,118               $6,647                   +30%
                                        =========             ==========           =========              ==========


         Total Company general and administrative ("G&A") expenses increased $
0.9 million, or 12%, in the third quarter of fiscal 2002 compared to the same period last year. Year-to-date expenses increased $6.6 million, or 30% from $22.1 million to $28.8 million for the nine months ended March 30, 2001, and March 29, 2002, respectively. Costs associated with the transition of our Overland Park, Kansas office functions, financial restatement, and store closings accounted for $2.2 million of the increase (see Notes 9 and 12 to the Consolidated Financial Statements included in this Form 10-Q for further information regarding these costs). Exclusive of the transition, restatement and store closing costs in the first two quarters of fiscal 2002, and the fiscal 2001 activity of our disposed HSM business, year-to-date G&A expenses increased $4.6 million or 21% compared to the same period last year. The increase is attributable to increased direct costs from customer service, billing and fulfillment associated with the revenue growth in our existing business, store acquisitions and openings completed in fiscal 2001, and increased audit fees. As a percentage of revenue, G&A costs decreased from 10.0% in last year's third quarter to 8.6% in this year's third quarter. Year-to-date G&A expenses decreased as a percentage of revenue from 10.5% to 9.7% for the nine months ended March 30, 2001, and March 29, 2002, respectively. Exclusive of the above mentioned costs, G&A expenses decreased as a percentage of revenue from 10.4% to 9.0% for fiscal 2002 year-to-date compared to the same period last year. This decrease represents the Company's continued emphasis on leveraging its existing operating infrastructure over a growing revenue base.

BAD DEBT EXPENSE

         Total Company third quarter bad debt expense decreased $0.3 million, or 24%, from $1.3 million last year to $1.0 million this year. Year-to-date, bad debt expense decreased $1.0 million, or 28%, from $3.4 million to $2.4 million for the nine months ended March 30, 2001, and March 29, 2002, respectively. As a percentage of revenue, third quarter bad debt expense decreased from 1.7% last year to 1.0% this year. Year-to-date, as a percentage of revenue, bad debt expense decreased from 1.6% to 0.8% for the nine months ended March 30, 2001, and March 29, 2002, respectively. The high rate of bad debt expense in the previous year periods was due primarily to the Company's write-off of receivables in its StatScript Retail segment, which was part of the Company's financial restatement as described elsewhere in this document and in the Company's Form 10-K for the fiscal year ended June 29, 2001. We expect bad debt expense to be approximately 1% of revenue for the total 2002 fiscal year. The assumptions and estimates used to determine bad debt expense and the allowance for doubtful accounts are subject to constant revision, and actual collection results could differ materially from those estimated and therefore materially impact bad debt expense and net income. Also, a change in the financial position of or willingness to pay by any one large payor could materially affect the Company's bad debt expense and net income.

INTEREST INCOME AND EXPENSE

         Third quarter interest income decreased from $0.3 million in fiscal 2001 to $0.2 million in fiscal 2002. Year-to-date, interest income decreased from $0.5 million to $0.4 million for the nine months ended March 30, 2001, and March 29, 2002, respectively. The higher interest income in fiscal 2001 third quarter is due to the interest earned on the cash proceeds from the sale of the Company's MEDgenesis subsidiary in January 2001. A portion of the cash proceeds had been utilized by the end of third quarter fiscal 2001 to fund the acquisition of four American Prescription Providers pharmacies and to fund continuing operations. Third quarter interest expense increased from $11,000 last year to $0.2 million this year due to the cash proceeds available from the sale of the Company's subsidiary to fund continuing operations in third quarter fiscal 2001. Year-to-date, interest expense increased from $0.1 million to $0.4 million for the nine months ended March 30, 2001, and March 29, 2002, respectively, for the same reason noted above.

INCOME TAXES

         Our income tax rate was approximately 38% in the third quarter and for the nine months ended March 29, 2002. Our income tax rate was approximately 37% for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 29, 2002, we had $39.1 million of working capital, compared to $37.0 million as of June 29, 2001. During the nine months ended March 29, 2002, we utilized $4.6 million of cash in operating activities. The average days-sales-outstanding (DSO) of the Company's accounts receivable was 45 days at June 29, 2001, and 44 days at March 29, 2002. We are beginning to see the benefits of our centralized collections and cash posting in Minneapolis as part of closing the StatScript Overland Park, Kansas headquarters in the second quarter of fiscal year 2002. We expect to further improve the overall efficiency and effectiveness of these functions as we move forward. The average days inventory on-hand was 10 days both at June 29, 2001, and at March 29, 2002.

         We had no long-term debt as of March 29, 2002. Shareholders' equity as of March 29, 2002, increased from $75.5 million at fiscal 2001 year-end to $76.8 million. Net tangible assets, an indicator of borrowing capacity, increased from $45.3 million at June 29, 2001, to $46.6 million at March 29, 2002.

         We had a discretionary line of credit totaling $15 million, secured by receivables and inventory, and bearing interest at Prime Rate plus 0.25%, that was amended to extend through January, 2002. We also paid a commitment fee of 0.5% on the unused portion of the line of credit. On January 17, 2002, the Company signed a one-year credit agreement for $30 million, secured by receivables and inventory, and bearing interest at Prime Rate. Fees associated with the one-year credit agreement totaled $0.1 million.

         We had $10.6 million of short-term borrowings outstanding under our line of credit at March 29, 2002, compared to $4.1 million at June 29, 2001. The increase in short-term borrowing is due primarily to revenue growth and the related working capital requirements. In April, 2002, we received $6.2 million in federal income tax refunds for tax years 2000 and 2001. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. We are not currently planning any major capital projects beyond our normal requirements of $2 to $3 million per year.


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

SEASONALITY

         Historically, we have had significantly higher revenues in our second fiscal quarter (ending December) than in our first fiscal quarter. We believe the seasonality of our revenues and earnings is a consequence of the acceleration of purchases of prescription drugs by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (when payors generally impose new deductible calculations) and sales of a seasonal drug whose usage is concentrated in the fall and winter months.

FORWARD-LOOKING STATEMENTS

         Information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical or current facts, should be considered forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory ongoing arrangements with product manufacturers and wholesalers; pressure from payors to reduce the amount we charge for pharmaceutical products; compliance with various federal, state, and local laws and regulations; political, economic and regulatory changes affecting the health care industry and prescription drug providers; the ability of management and accounting controls to assure accurate and timely information, including the accrual estimation of bad debt expense and payor discounts; management's assumptions in valuing the Company's goodwill; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; computer system, software or hardware failures or malfunctions; the ability to successfully integrate acquired businesses; heightened competition; the costs and impact of any adverse rulings in legal or administrative proceedings; the ability to obtain competitive financing to fund operations and growth; continuing qualification to be listed on a national stock exchange; and loss or retirement of key executives or changes in ownership. We urge you to read the cautionary statement filed as Exhibit 99 to our Form 10-K filed on October 12, 2001. This cautionary statement discusses specific factors which could affect the Company's operations and forward-looking statements contained in this Form 10-Q.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 29, 2002 and June 29, 2001, our only exposure to market risk was our short-term debt under our line of credit agreement. As the interest rate on this debt is subject to change based on changes in the prime rate, we believe that any market risk is negligible.

PART II.   OTHER INFORMATION


Items 1, 2, 3, 4 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.



Item 6.  Exhibits and Reports on Form 8-K

         a.)  Exhibits

                  10.1 Amended and Restated Credit Agreement dated as of January
                       17, 2002


         b.)  Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHRONIMED INC.
                                             (REGISTRANT)

May 10, 2002                       By    /s/ Henry F. Blissenbach
------------                             -------------------------
    Date                                 Henry F. Blissenbach
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


May 10, 2002                             /s/ Gregory H. Keane
------------                             --------------------
    Date                                 Gregory H. Keane
                                         Vice President, Chief Financial Officer