Form 10-K
period 2002-06-28
CHRONIMED INC
filed 2002-09-24
CIK 883813

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 28, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)


A MINNESOTA CORPORATION                            IRS EMPLOYER IDENTIFICATION
                                                         NO. 41-1515691

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

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting and non-voting common equity of Chronimed Inc. held by non-affiliates as of close of business on September 3, 2002, was approximately $60 million based on the closing price of $4.93 per share reported on the NASDAQ National Market System. The number of shares of Common Stock outstanding as of September 3, 2002 was 12,352,501.

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 2002, to be filed with the Commission are incorporated by reference in Part III of the Form 10-K.


================================================================================

                                     PART I


ITEM 1.           BUSINESS

GENERAL

         Chronimed Inc. is a distributor of prescription drugs for people with certain chronic health conditions. We consider our business to be unique, and refer to it as specialty pharmacy. We serve patients with highly specialized pharmaceutical needs and help employers and third-party payors manage patient care costs. Chronimed distributes pharmaceuticals and provides specialized patient management services nationwide for people with chronic conditions including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We work directly with patients, physicians, healthcare providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with chronic, complex and expensive pharmaceutical needs.

         We operate in two business segments: Mail Order and Retail. We distribute pharmaceuticals and related educational materials via Chronimed mail service and through our nationwide StatScript retail pharmacy chain. See Note 12, Notes to Consolidated Financial Statements, Item 14 of this Annual report on Form 10-K, for information regarding our segments.

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

Our services are most effective for patients who:

- have illnesses that are generally not being served by traditional pharmacies because their illnesses occur in less than one percent of the nation's population;

- require high-cost, complex medications that are not always available through traditional retail pharmacies and the majority of which must be taken for the rest of the patient's life;

- require treatment by pharmacists with advanced knowledge about the patient's disorder; and

- require a significant amount of self-management and ongoing education where patient compliance is critical for improving clinical and financial outcomes.

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

- Pharmaceutical Developers and Manufacturers: We believe our system is well suited for developers and manufacturers of pharmaceutical products who are targeting small or hard-to-identify patient populations. We have established relationships with developers and manufacturers of prescription drugs necessary to manage various chronic conditions and provide these companies with assistance in rapid product introduction, a cost-effective means for distributing products to specific patient populations, and a method for monitoring product use.

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

         In this Form 10-K, fiscal 2002, fiscal 2001, and fiscal 2000 refer to our fiscal years ended June 28, 2002, June 29, 2001, and June 30, 2000.

BUSINESS STRATEGY

         We believe that we have a competitive advantage because we possess both mail and retail capabilities to serve our patients, physicians, and payors. Our retail capability, branded as StatScript, is the largest specialty franchise that serves patients with HIV/AIDS. We intend to leverage this position as the leading provider of medications for patients with HIV/AIDS to grow both our retail and mail businesses, and to deliver value add services to manufacturers. We expect to do the same with our second largest disease franchise which serves individuals who have received an organ transplant.

         We will continue our growth in the biotech injectable business, served mainly through our mail service. Currently, we distribute virtually all products for all of the specialty disease categories. We intend to build on this broad base through greater focus on those medications and disease categories where we can leverage an already strong franchise or where our service capabilities allow us to provide a competitive advantage to our customers.

         We are committed to being a low cost provider, and intend to increase our technology capabilities as a key driver in lowering our operational expenses. In addition, all of our facilities have the capability to handle more business without adding considerable resources.

         Due to the chronic nature of our patients' diseases and the high level of drug spend per patient, our patients have a high annuity value to our Company. We will continue to invest in building our customer service capabilities in order to attract and retain these patients over their lifetime. Also, we will be investigating opportunities to establish market presence in select new disease specialty areas. We are also examining how we may serve key programs and other standard pharmacies as their specialty pharmacy provider.

         We believe that acquisitions will play an important role in building our business, particularly where the acquisition target can add depth in new or underserved chronic disease categories and geographic markets. As our financial position continues to improve, we will be seeking acquisition opportunities to strengthen our position.

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

SPECIALTY PHARMACY MARKET

         We serve three patient populations within the specialty pharmacy industry: people with HIV/AIDS, people who have had an organ transplant, and people with complex conditions treated with biotech injectable medications. Descriptions of our current services to these populations follow.

BIOTECH INJECTABLE MEDICATIONS

         We began distributing biotech injectable medications through our mail order pharmacy in 1994. The biotech injectables we provide treat many chronic conditions, including: cancer, endometriosis, growth hormone deficiency, hemophilia, hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, rheumatoid arthritis, and respiratory syncytial virus ("RSV"). Much of our injectable business revenue is derived from the following six diseases:

Rheumatoid Arthritis

         Rheumatoid arthritis ("RA") is caused by inflammation in the lining of the joints or other internal organs. It typically affects many different joints. It can be chronic and can be a disease of flares (active) and remissions (little to no activity). RA is a systemic disease that affects the entire body and is one of the most common forms of arthritis. Cells in the inflamed joint lining (called the "synovium") release enzymes that invade and digest bone and cartilage. The involved joint can lose its shape and alignment, resulting in pain, stiffness, warmth, redness, swelling, and loss of movement.

         According to the Arthritis Foundation, RA affects 2.1 million Americans, mostly women. Onset usually occurs in middle-age, but is often detected in people in their 20s and 30s. About 50,000 new cases of RA are detected each year. Drug therapy for RA consists of drugs used to reduce symptoms and inhibit the progression of structural damage. We supply patients with all currently available products, including Enbrel(R), Remicade(R), and Kineret(R).

Multiple Sclerosis

         Multiple sclerosis ("MS") is a disease of the central nervous system in which the protective layer surrounding nerve fibers is damaged or destroyed. Once damaged, electrical nerve impulses are not properly conducted to and from the brain, resulting in the various symptoms of MS. The Multiple Sclerosis Association of America estimates that more than 350,000 people in the United States have MS and that 10,000 new cases are diagnosed every year.

         Therapy for MS includes use of drugs to lessen the severity or frequency of attacks, to slow the increase of disability resulting from the disease, and to treat the various resulting symptoms (muscle stiffness, fatigue, and bladder problems). We supply patients with all currently available products, including Avonex(R), Betaseron(R), Copaxone(R) and Rebif(R).

Hepatitis C

         The Hepatitis C virus ("HCV") attacks the liver and can cause long-term renal illnesses such as infection, cirrhosis, and cancer. According to the Centers for Disease Control ("CDC"), as many as 4,000,000 Americans may be infected with HCV, and 36,000 new infections occur each year. HCV is the leading cause of liver transplantations in the United States and accounts for 8,000 to 10,000 deaths per year. The CDC also estimates that the annual cost associated with treating HCV (excluding transplant costs) exceeds $600 million.

         We sell injectable drugs used to treat HCV, including pegylated interferon alfa (Peg-Intron(R)) or interferon alfa (Intron-A(R) with or without ribavirin (Rebetron(R)) and (Rebetol(R)). Although the CDC reports that these drugs are ineffective in about 60% of HCV infections, for the 40% of patients who do respond, treatment usually requires many months of sustained therapy for optimal effectiveness. Our programs for these patients reduce costs through lower acquisition costs, efficient delivery of medication in temperature controlled packaging, counseling, and management of side effects.

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

         Growth hormone deficiency is treated with injections of synthesized growth hormone. Some children receive three or four injections a week, while others receive daily injections. A prompt increase in growth rate usually occurs after treatment starts and may be noticeable to the child and parent within three to four months. This faster-than-normal growth rate slowly declines over time, but continues to be greater than the rate that would occur without treatment. We supply patients with all currently available products, including Genotropin(TM), Humatrope(R), Norditropin(R), Nutropin Depot(R), Protropin(R), and Saizen(R).

Cancer

         Chemotherapeutic agents are used to treat a variety of cancers by destroying rapidly growing cancer cells within the body. We offer most of the medications used to treat the different forms of cancer. We distribute these products to the patient's home for self-administration or to the physician's office for administration in a clinical setting.

         Drugs used to fight cancer also destroy the body's ability to produce erythropoietin, resulting in a reduction in red blood cells. Low levels of red blood cells cause a reduction in the amount of oxygen available in the body, resulting in fatigue. We supply medications such as Epogen(R), Procrit(R) and Aronesp(R) that increase the number of available red blood cells by supplementing the body's natural production of erythropoietin.

         White blood cells are responsible for helping the body fight infections. The chemotherapeutic drugs used to fight cancer substantially reduce the number of white blood cells in the patient's body leaving the patient susceptible to common and serious opportunistic infections. We supply medications such as sargramostim (Leukine(R)) and filgrastim (Neupogen(R)) to stimulate production of white blood cells following chemotherapy treatments.

Respiratory Syncytial Virus

         Respiratory syncytial virus ("RSV") is a serious lower respiratory tract disease that primarily attacks infants. RSV is the most common cause of pneumonia and bronchiolitis in infants and children. Approximately two-thirds of infants are infected with RSV during the first year of life, and almost all have been infected by age two. It has been estimated that, nationwide, approximately 300,000 children are at risk of RSV each year, and approximately 90,000 hospitalizations are due to RSV infections. We supply physicians, clinics, and patients with currently available products, including Synagis(R), the primary treatment for RSV infections.

ORGAN TRANSPLANT

         We have served people with solid organ or bone marrow transplants since 1990. According to the United Network for Organ Sharing (UNOS), as of August 2002, approximately 150,000 people were living with transplanted organs. Our experience has shown that transplant recipients typically require about $12,000 of prescription drugs during the first year following transplantation and about $9,000 per year thereafter. We serve organ transplant patients through our centralized mail-order pharmacy and through our community-based StatScript retail pharmacies.

HIV/AIDS

         We began to serve people with HIV/AIDS through our StatScript retail pharmacies in 1996. Human immunodeficiency virus ("HIV") results in immunosuppression by attacking and destroying T cells that coordinate much of the network of normal immune responses. Without normal immune responses, people with HIV are unable to fight and overcome routine infections leading to a diagnosis of acquired immune deficiency syndrome ("AIDS"). People with HIV/AIDS have a suppressed immune mechanism that requires treatment with complex medication regimens. These patients face many long-term physical, financial, social, and psychological challenges due to the often debilitating nature of the disease. Our programs are intended to assist them in gaining maximum control over their disease, to lower the incidence of complications, and to improve their quality of life.

         The CDC estimates that as many as 900,000 HIV positive individuals are living in the United States, approximately 350,000 of whom are being treated. Approximately 40,000 new infections occur annually in the U.S. Currently, the average HIV/AIDS patient we serve requires approximately $12,000 of prescription drugs per year

PRODUCT DISTRIBUTION

         We distribute our products through mail order facilities located in Minnesota, California, Texas, and Florida In addition, we distribute our products through our nationwide proprietary retail chain, StatScript Pharmacy.

MAIL ORDER

         We inventory approximately 3,500 brand name and generic prescription drugs, which we distribute directly to the patients and physicians we serve through our centralized pharmacy mail order system. We believe that we can distribute these specialty products with considerably higher levels of service at a competitive price in comparison to local and national retail pharmacies. Cost savings are accomplished through our distribution of a high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists. Patients benefit from the convenience of having products delivered directly to their homes and, in many cases, at lower initial out-of-pocket costs than they might obtain from other sources. We maintain toll-free telephone numbers and automated and online capabilities for patients to place orders, and we generally ship orders by FedEx or UPS to ensure prompt delivery.

         Our mail order revenue is derived from the sale of biotech injectable medications and immunosuppressive drugs for organ transplant recipients. Patients using the service may pay cash, have standard indemnity coverage, Medicare or Medicaid, or a pharmacy benefit defined by their managed care health plan.

         In fiscal 2001, we expanded our mail order business through the acquisition of The Transplant Pharmacy(R), which provides mail order distribution of immunosuppressive drugs and transplant patient management services, from SangStat Medical Corporation. We paid $1.8 million in cash for the acquisition of the business and assets, which excluded inventory and accounts receivable.

COMMUNITY-BASED RETAIL PHARMACIES

         Our StatScript retail pharmacies give us a significant presence in the retail marketplace, particularly in the HIV/AIDS disease market. The StatScript pharmacy chain is the market leader in providing retail specialty pharmacy services and prescription drugs to people with HIV/AIDS. Our revenue growth in this business comes from the continued rollout of the combination drug therapies of protease inhibitors and nucleoside, necleotide, and non-nucleoside reverse transcriptase inhibitors. Revenue growth is also generated from strategic new pharmacy acquisitions and openings, and increased patient intake at existing sites.

         StatScript pharmacies are located within patient communities and are committed to the HIV/AIDS patient through community resources, clinical team communication, patient education, and complete patient tracking. We believe StatScript to be the largest network of HIV/AIDS community-based specialty pharmacies in the country.

         More recently, we have begun distributing organ transplant drugs through our localized retail StatScript pharmacies in order to better meet the needs of transplant patients and transplant centers. Transplant medications sometimes require same-day delivery, and our local StatScript pharmacies offer an efficient, practical solution to meet this need. We also have been using the local presence of our StatScript pharmacies to distribute biotech injectable medications, particularly for Hepatitis C and infertility.

         As of June 28, 2002, StatScript has 27 pharmacies located in the following cities: Atlanta, Boston, Chicago, Dallas, Ft. Lauderdale, Houston (two locations), Indianapolis, Kansas City, Las Vegas, Los Angeles, Miami Beach, Milwaukee, Minneapolis, Memphis, New York City, Orlando, Philadelphia, San Diego, San Francisco, Seattle, St. Louis, St. Petersburg, Tampa, Washington, D.C., West Hollywood, and West Palm Beach.

MANUFACTURER SERVICES

         We provide several services for manufacturers:

Distribution

         We combine our mail service and retail channels to offer specialized distributor services to drug manufacturers. This service is best suited to companies requiring secured tracking that have limited production capabilities (resulting in limited product supplies) or for products that are intended for use in small patient populations. We can also distribute drugs that are still in clinical trials and coordinate data collection on adherence and side effect incidence.

Data and Analysis

         Our large, specialized patient base provides valuable data on treatments, adherence, usage, and prescribing trends. This information is provided to manufacturers as a fee-for-service product. All data is de-identified to remove any element that could identify an individual patient.

Promotion

         Due to our local presence and highly qualified pharmacists, we help drug companies drive product usage and adoption. We only support products that are clearly appropriate for our patients and follow clinical guidelines to identify opportunities. Even with these rules, we can be very effective in increasing market share for target products.

Consultation

         We work with drug manufacturers before and after their product is launched. We focus on areas such as reimbursement, packaging, distribution, marketing, promotion, and pricing. We represent the views of patients, payors, and pharmacies to help manufacturers optimize their sales and marketing efforts.

PAYOR RELATIONSHIPS

         Healthcare costs have increased significantly in the United States in recent years and are expected to continue increasing in the near future. According to the Health Care Financing Administration ("HCFA"), national health expenditures are expected to reach $1.5 trillion in 2002, up from $990 billion in 1995, or 14.7% of U.S. Gross Domestic Product. According to Partnership for Solutions (a project of Johns Hopkins University and The Robert Wood Johnson Foundation), health care costs for people with chronic conditions averaged in excess of $6,000 per person in 2000, more than five times higher than for people without such conditions. Employers bear a significant share of this cost through payments for employee benefit plans. As a result, public and private employers have been emphasizing managed care techniques in employee benefit plans in an attempt to control rising health care costs.

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

         Payors often have difficulty quantifying and controlling the cost of the medications used to treat chronic conditions. We help payors identify and lower their costs by reducing product acquisition expenses, offering efficient delivery systems, providing excellent patient care, and streamlining claims and billing services. We have payor contracts with HMOs, major health insurers, government agencies, and other managed health plans covering significant patient populations. As part of these contracts, we offer payors customized programs designed to maximize care and to manage high-cost medications and low patient utilization rates. Specifically, we offer payors the following services:

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

         - Disease expertise. By focusing on the needs of specific patient populations, our pharmacists are experts in the requirements and treatment patterns for the identified patient populations.

         - Distribution of educational materials designed to help patients achieve maximum control over their chronic conditions.

         In fiscal year 2002, Aetna, Inc. and its affiliates ("Aetna") accounted for approximately 26% of our revenue. We entered into a Specialty Pharmacy Mail Service Vendor Agreement with Aetna effective May 1, 2000. Our Agreement has an initial term of three years ending April 30, 2003, and renews on an annual basis thereafter. Either party may terminate the Agreement on 90 days notice. Except for Aetna, no private payor accounts for 10% or more of our revenue.

SALES AND MARKETING ACTIVITIES

         To be successful in our business, we believe that we must both enter into payor relationships on a national and regional basis and gain referrals from healthcare providers at the local level. We use a multi-faceted sales and marketing approach to support this strategy.

         At the national and regional level, we employ a sales force that is responsible for negotiating and signing "network provider" contracts with healthcare payors. In exchange for network provider status, we offer our products and services at discounted pricing.

         At the local level, we use a marketing team and our StatScript pharmacy personnel to build relationships with physicians, clinics, hospitals, transplant centers, and support groups to secure additional patients. By marketing through these various constituencies, we can improve care, facilitate existing patient compliance, and achieve new patient referrals.

SUPPLIERS

         We purchase prescription drugs and related products directly from manufacturers and wholesalers. We inventory approximately 3,500 brand name and generic prescription drugs and related products. We take advantage of special discounts offered by suppliers when available. When we receive a prescription for a drug that we do not have in inventory, we generally can obtain the required item from a wholesaler the same day. The availability and prices of the products we distribute are subject to market conditions. We regularly seek to enhance our distribution contract opportunities with existing or new manufacturers.

         We use McKesson Corporation, a national distributor, to supply pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 92%, 85%, and 79% of our continuing operations inventory purchases for fiscal years 2002, 2001, and 2000, respectively. We are aggressively pursuing programs with manufacturers, wholesalers, and group purchasing organizations to lower our drug acquisition costs.

REIMBURSEMENT

         We have developed a significant level of expertise in managing the reimbursement process. Generally, before delivering products to a patient, we contact the appropriate payor to determine the patient's health plan coverage and the portion of costs that the payor will reimburse. Our reimbursement specialists review issues such as lifetime limits, pre-existing condition clauses, and the availability of special state programs. We accept assignment of benefits from more than 4,000 payors, which substantially eliminates the claims submission process for many patients. These reimbursement services are a significant value-add offering to our patients and payors, and help differentiate us from our competition.

INFORMATION SYSTEMS

         Our mail order operations include an automated call center and a fully integrated information system. The information system provides our customer service representatives with the necessary on-line information to service patients, including product purchase histories, payor billing and account balances, inventory levels, and co-payment amount requirements. Mail order distribution sites are on-line with inventory control, purchasing, shipping, and receiving functions. The telephone system has an automatic call distribution capability utilizing the latest advances in skills-based call routing to distribute incoming calls to customer service representatives. We are linked to key customers for eligibility verification and electronic claims submission.

         In fiscal 2001 we began an e-commerce initiative to create a commercial presence on the Internet, including the sale of prescription medications, the dissemination of disease-specific information, and the sale of health-related products. Our initial emphasis was to Web-enable the prescription ordering and fulfillment functions for our existing customers. We expect that the proportion of our transactions conducted by electronic commerce will increase in the future.

         We are in the process of selecting a new retail information and operating system, expected to be implemented in fiscal year 2003. This new system will include integrated pharmacy operations, billing, and accounts receivable capabilities, and it will represent a significant enhancement from the current system.

COMPETITION

         The distribution of specialized prescription drugs is a highly competitive business. We compete on the basis of service, convenience, product availability, price, and outcomes impact. Some of our competitors are larger than we are and have significantly greater financial resources. Despite the presence of significant competitors in each of our lines of business, we believe that only a very few competitors offer a similar combination of mail-order and retail specialty pharmacy distribution focused on the disease states that we manage.

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

GOVERNMENT REGULATION

         Our business is subject to substantial governmental regulation, including laws governing the dispensing of prescription drugs and laws prohibiting the payment of remuneration for patient referrals. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for us. We believe that we are in substantial compliance with all existing statutes and regulations materially affecting the conduct of our business, however, we are routinely subject to periodic audits regarding compliance with these governmental regulations.

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

         Federal laws also establish standards for the labeling, packaging, advertising, adulteration of prescription drugs, and the dispensing of "controlled" substances and prescription drugs. The Federal Trade Commission and United States Postal Service require mail service pharmacies to engage in truthful advertising, stock a reasonable supply of drugs, fill mail orders within 30 days and, if that is impossible, inform the consumer of his or her right to a refund. We believe that we are in substantial compliance with these requirements. Substantially all of our products are shipped by commercial delivery services, with the exception of walk-in customers at our StatScript retail pharmacies.

         We are subject to various federal laws that regulate healthcare services receiving governmental reimbursement. These laws include the "fraud and abuse" provisions of the Social Security Act, which prohibit remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. In addition, numerous states have existing or pending laws prohibiting financial arrangements among healthcare providers. Violations of these laws include civil and criminal penalties, as well as the suspension or termination of a provider's ability to continue to provide services in the state.

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

         Political, economic, and regulatory influences are subjecting the healthcare industry and prescription drug providers in the United States to fundamental change. A variety of new approaches have been proposed, including mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and the creation of large purchasing groups. In addition, some of the states in which we operate have adopted or are considering various healthcare reform proposals. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Any of these developments could affect our ability to carry out our business.

SEASONALITY

         Historically we have had minimal seasonality in our business, although we have had higher revenues in our second fiscal quarter (ending December) than in our first, third, or fourth fiscal quarters. We believe the seasonality of our revenues and earnings is a consequence of the acceleration of purchases of prescription drugs by individuals with non-contracted indemnity insurance prior to the beginning of a new calendar year (which is generally when payors impose new deductible calculations) and the seasonal requirements of a limited number of medications for certain disease specialties.

EMPLOYEES

         As of September 3, 2002, we employed 346 full-time and 26 part-time employees. None of our employees are represented by a labor union, and we believe that our employee relations are excellent.

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

         In April 2001, we acquired the Transplant Pharmacy business of SangStat Medical Corporation, which provides mail order distribution of drugs and transplant patient management services. We acquired substantially all the assets of the Transplant Pharmacy business excluding inventory and accounts receivable for $1.8 million cash.

         In April 2001, we acquired the stock of Los Feliz Drugs, Inc. d/b/a Oaks Pharmacy, a California corporation, which operated a pharmacy in a suburb of Los Angeles. This pharmacy was integrated into our StatScript chain. We paid $5.2 million in cash for the stock of this pharmacy, and the seller retained its accounts receivable as of the transaction date.

RECENT DISPOSITIONS

         In September, 2000, we sold our Home Service Medical ("HSM") subsidiary to Express-Med, Inc. of New Albany, Ohio. HSM was a direct-to-consumer, mail order catalog business that contributed $15.0 million in revenue to our total results for the fiscal year ended June 30, 2000. We received $2.7 million in cash and a $3.8 million note that was collected in June 2002 resulting in a gain in fiscal 2002.

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

RECENT STORE CLOSINGS

         During fiscal 2002, we closed fourteen StatScript retail locations, leaving 27 retail locations. Five of the StatScript stores were closed in the fiscal 2002 second quarter and nine stores where closed during fiscal 2002 fourth quarter. These pharmacies were located in Austin, Chicago (two locations), Columbus, Dallas, Denver, New Orleans, New York City, Phoenix, Portland, Safety Harbor, Salt Lake City, San Antonio and Springfield.

         In addition, the StatScript headquarters in Overland Park, Kansas, was closed during the fiscal 2002, second quarter to consolidate operations at our corporate headquarters in Minneapolis, Minnesota.


ITEM 2.           PROPERTIES

         We believe that our properties provide a suitable work environment for employees and the necessary productive capacity to distribute our products and services. We currently lease all of our properties. These properties are described below.

      FUNCTIONS                         LOCATIONS                SIZE               LEASE TERMS
      ---------                         ---------                ----               -----------
                                                            (SQUARE  FEET)
Corporate office and                Minnetonka, MN               62,000         Through March 31, 2005
mail order pharmacy,
including
customer service and
distribution

Retail and Mail Order               California, Florida         Various         Expire over periods
specialty pharmacies                Georgia, Illinois,            up to         extending to June,
                                    Indiana, Massachusetts,       4,200         2010
                                    Minnesota, Missouri,
                                    Nevada, New York,
                                    Pennsylvania,
                                    Tennessee, Texas,
                                    Washington,
                                    Washington D.C.,
                                    Wisconsin

ITEM 3.           LEGAL PROCEEDINGS

         On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against us and certain of our current and former officers. The Complaint alleges that we and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated
Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were brought by other plaintiffs during the weeks following the initial filing. The nine lawsuits have been consolidated into a single case.

         The Complaints allege in general terms that we made false and misleading statements about our financial statements in violation of the securities laws. The alleged violations arise out of the requirement to restate previously issued financial statements. We issued public statements regarding these matters on June 14, June 21, August 14, August 23, and September 25, 2001. Each plaintiff seeks compensatory damages in an unstated amount, interest, fees, expenses, and unspecified equitable relief. We are unable to reasonably quantify the alleged damages on the basis of the general allegations of the Complaints.

         We believe that the above claims are wholly without merit and will vigorously defend against the lawsuits. We have retained the law firm of Dorsey & Whitney LLP to represent us in the shareholder actions. An adverse ruling in these actions in excess or outside of our insurance coverage could have a material adverse impact on us. The lawsuit is in the discovery phase and is scheduled for trial to commence in January, 2004.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

PRICE RANGE OF COMMON STOCK

         Our Common Stock, $.01 par value per share, is currently traded on the NASDAQ National Market System. The following table sets forth the quarterly high and low closing transaction prices as reported by NASDAQ for the years ended June 29, 2001, and June 28, 2002:

                                                      HIGH             LOW
                                                      ----             ---
FISCAL YEAR 2001
First Quarter.............................         $   8.31         $    6.62
Second Quarter............................            12.12              6.00
Third Quarter.............................            15.00             10.25
Fourth Quarter............................            13.94              4.09

FISCAL YEAR 2002
First Quarter.............................         $   5.35         $    2.10
Second Quarter............................             7.20              2.72
Third Quarter.............................             8.00              6.15
Fourth Quarter............................             6.79              4.80

NUMBER OF SHAREHOLDERS OF RECORD

         The number of shareholders of record of our Common Stock as of September 3, 2002 was approximately 380. The number of beneficial owners of our Common Stock was approximately 4,600 as of the same date.

DIVIDENDS

         We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 28, 2002, and June 29, 2001, and for each of the fiscal years in the three year period ended June 28, 2002, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 30, 2000, July 2, 1999, and July 3, 1998, and for the two-year periods ended July 2, 1999, are derived from our audited financial statements previously filed with the SEC. The information set forth below is not necessarily indicative of the results of future operations.


FINANCIAL RESULTS                                    JUNE 28,      JUNE 29,     JUNE 30,     JULY 2,      JULY 3,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                2002          2001         2000        1999         1998
                                                     --------      --------     --------     -------      -------
Revenue ..........................................   $ 397,437    $ 297,925    $ 222,497    $ 168,624    $ 115,614
Gross profit .....................................      47,732       35,693       36,891       31,179       39,223
Bad debt expense .................................       3,504        7,140        7,154          945          993
Income (loss) from continuing operations .........       1,858       (5,774)      (9,115)         173        1,046
Interest income (expense), net ...................         104          568         (191)         419        1,453
Other (loss) income ..............................       3,906       (1,837)          --          503           --
Income tax benefit (expense) .....................      (2,131)       2,585        3,398         (427)      (1,019)
Net income (loss) from continuing operations .....       3,737       (4,458)      (5,908)         668        1,480
Income from discontinued operations, net of tax ..        --         15,235        1,840        3,459        5,671
                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) ................................   $   3,737    $  10,777    $  (4,068)   $   4,127    $   7,151
                                                     =========    =========    =========    =========    =========

Diluted earnings (loss) per share:
Income (loss) from continuing operations .........   $    0.30    $   (0.37)   $   (0.49)   $    0.06    $    0.12
Income from discontinued operations ..............          --         1.25         0.15         0.28         0.47
                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) ................................   $    0.30    $    0.88    $   (0.34)   $    0.34    $    0.59
                                                     =========    =========    =========    =========    =========

Weighted average shares outstanding -- diluted ...      12,342       12,206       12,116       12,256       12,221

FINANCIAL POSITION
Working capital ..................................   $  43,850    $  36,982    $  36,393    $  31,472    $  26,147
Total assets .....................................      99,495       98,993       78,430       78,542       71,280
Shareholder's equity .............................      79,401       75,502       63,057       66,487       62,319

NOTES:

         Fiscal 1999 results include a $0.5 million gain (pre-tax) on the disposition of our publishing business, classified as other income.

         Fiscal 2000 results include the following charges (pre-tax) to operating expense:

         - Write-down of $5.5 million investment in Clinical Partners, an HIV case management business within the Retail segment.

         - Expenses of $0.9 million related to the retention of an investment banker in the review of corporate strategic alternatives.

         - Charges of $0.5 million relating to the contemplated spin-off of MEDgenesis, Inc.

         Fiscal 2001 results include the following gain and loss:

         -        A $13.8 million after-tax gain on the sale of MEDgenesis, Inc.
                  in January, 2001, included in discontinued operations.

         - A loss on the sale of available-for-sale securities of $1.8 million (pre-tax).

         Fiscal 2002 results include the following charge and benefit:

         - Pre-tax charges of $3.6 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, store closing costs, and costs associated with the fiscal 2001 financial restatement.

         - A $3.8 million pre-tax gain on the June 2002 collection of a previously reserved note receivable from the buyer of Home Service Medical (HSM), included in Other Income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

         We are a distributor of prescription drugs for people with certain chronic health conditions. We consider our business to be unique and refer to it as specialty pharmacy. We serve patients with highly specialized pharmaceutical needs and help employers and third-party payors manage patient care costs. We distribute pharmaceuticals and provide specialized patient management services nationwide for people with chronic conditions including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We work directly with patients, physicians, healthcare providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with chronic, complex, and expensive pharmaceutical needs.

         We are comprised of two operating segments - Mail Order and Retail. The Mail Order segment includes the biotech injectables program, organ transplant medications, and Home Service Medical (the Home Service Medical business was sold as of September 1, 2000 - See Note 4, Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K). The Retail segment focuses on HIV/AIDS, organ transplant medications, and certain biotech injectables through the StatScript specialty pharmacy stores.

         During fiscal year 2001, we disposed of or shut down certain lines of business (together, the "Disposed Businesses"). Within the Mail Order segment, we sold the Home Service Medical ("HSM") business and closed the diabetes service centers in the first quarter of fiscal 2001. Within the Retail segment, the remaining Clinical Partners business ceased operations in the second quarter of fiscal 2001.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions (See Note 1, Notes to Consolidated Financial Statements).

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

         Revenue is recognized at the time prescriptions are dispensed by the pharmacist and shipped to or picked up by the patient. We participate in various third party provider networks and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain third-party providers and state Medicaid programs for which there is no electronic adjudication process available at the time of sale, we determine an appropriate estimate for expected payor discount. Revenue is then reported at the estimated net realizable amount and adjusted in future periods as final settlements are determined. Although management continually monitors its assumptions used in estimating payor discounts, such subsequent adjustments could be favorable or unfavorable to future periods.

Collectibility of Accounts Receivable

         Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, prescription benefits managers, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

         In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of accounts by payor type, and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

Goodwill

         We have $30.2 million of goodwill on our balance sheet at June 28, 2002, related to acquisitions. The periodic assessment of the valuation of these assets involves significant judgments and the use of estimates. We will also review the carrying value of these assets whenever there are any events or circumstances that indicate the potential for impairment. If an impairment is determined, the carrying values of these assets will be reduced to fair value.

RESULTS OF OPERATIONS

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                                                  FISCAL YEAR
                                                        -------------------------------
                                                         2002        2001         2000
                                                         ----        ----         -----
Revenue
       Mail Order ................................       43.6%        51.5%        53.6%
       Retail ....................................       56.4         48.5         46.4
                                                        -----        -----        -----
                                                        100.0        100.0        100.0
Cost of revenue ..................................       88.0         88.0         83.4
                                                        -----        -----        -----
Gross profit .....................................       12.0         12.0         16.6
Operating expenses
       Selling and marketing .....................        0.8          1.1          2.0
       General and administrative ................        9.8         10.4         13.0
       Bad debt expense ..........................        0.9          2.4          3.2
       Other expenses - asset write down .........         --           --          2.5
                                                        -----        -----        -----
Total operating expenses .........................       11.5         13.9         20.7
Income (loss) from operations ....................        0.5         (1.9)        (4.1)
Interest income (expense), net ...................         --          0.2           --
Other income (loss) ..............................        1.0         (0.6)          --
Income tax (expense) benefit .....................       (0.6)         0.8          1.5
                                                        -----        -----        -----
Net income (loss) from continuing operations .....        0.9         (1.5)        (2.6)
Income from discontinued operations, net of tax ..         --          5.1          0.8
                                                        -----        -----        -----
Net income (loss) ................................        0.9%         3.6%        (1.8)%
                                                        =====        =====        =====


FISCAL 2002 COMPARED TO FISCAL 2001

CONTINUING OPERATIONS

Revenue

         Total revenue for fiscal 2002 was up 33.4% to $397.4 million from $297.9 million in fiscal 2001, reflecting strong existing business as well as full year revenues from three acquisitions in the second half of fiscal 2001, which, together will be referred to as the "Acquired Businesses". Our existing business and the Acquired Businesses together will be referred to as the "On-going Business". The Acquired Businesses include four retail pharmacies of American Prescription Providers ("APP") (acquired in February, 2001) and a single location pharmacy in Sherman Oaks, California ("Oaks") (acquired in April, 2001) in the Retail segment, and the organ transplant pharmacy of SangStat Medical ("SangStat") (acquired in April, 2001) in the Mail Order segment. Overall, these three acquisitions contributed approximately $55.7 million or 54.6% of our $102.1 million year-over-year growth (excluding the Disposed Businesses, as noted below). During fiscal year 2001, we disposed of or shut down certain lines of business (together, the "Disposed Businesses"). Within the Mail Order segment, the HSM business was sold and the diabetes service centers were closed in the first quarter of fiscal year 2001. Within the Retail segment, the remaining Clinical Partners business ceased operation in the second quarter of fiscal 2001. By revenue source, fiscal 2002 compares to fiscal 2001 as follows:

($ In Thousands)                         FISCAL YEAR
                                    -----------------------
                                      2002          2001       % CHANGE
                                      ----          ----       --------
Mail Order Segment
       On-going Business .....      $173,202      $151,224        14.5 %
       Disposed Businesses ...            --         2,237      (100.0)
                                    --------      --------      ------
         Total Mail Order ....       173,202       153,461        12.9 %
Retail Segment
       On-going Business .....       224,235       144,104        55.6 %
       Disposed Businesses ...            --           360      (100.0)
                                    --------      --------      ------
         Total Retail ........       224,235       144,464        55.2 %
                                    --------      --------      ------
Total Company ................      $397,437      $297,925        33.4 %
                                    ========      ========      ======

         The Mail Order segment revenue grew 12.9% year-over-year, despite the September, 2000 sale of the segment's HSM business and the closure of its diabetes service centers. Excluding these businesses in both years, the year-over-year growth was 14.5%. This growth was due to several factors, including the addition of new biotech injectable patients from several payors, the April, 2001 SangStat acquisition, and price inflation. The SangStat acquisition contributed approximately $8 million of the growth in year-over-year revenue. Excluding the SangStat acquisition, the rate of revenue growth slowed to approximately 9.4% in fiscal year 2002 compared to 45.9% in fiscal year 2001, due to new patients from the contract with Aetna that became effective July 15, 2000, unfavorable retention of organ transplant patients, and product shortages for Enbrel and the Hepatitis-C drug Peg-Intron. Payor reimbursements from Aetna represented 59.7% and 65.5% of our Mail Order revenues for fiscal years 2002 and 2001, respectively. Except for Aetna, no other private payor accounts for 10% or more of our revenues in fiscal years 2002 and 2001.

         The Retail segment revenue grew 55.2% for the year due to continued additions of new patients at existing stores and the full year benefit of the acquisition of the APP and Oaks specialty pharmacies. The newly acquired stores accounted for approximately $42.4 million of our growth in the On-going Business, while same store revenue accounted for the remainder of the revenue growth, with a 25.9% increase for the year. The same store growth was due to a combination of increased anti-viral medication volume bolstered by increased post-transplant drug sales. We plan to continue our expansion of retail product offerings beyond our HIV/AIDS focus, to include post-transplant and Hepatitis C medications. A single private payor represented approximately 6.1% and 7.0% of our on-going Retail revenues for fiscal years 2002 and 2001, respectively.

Cost of Revenue and Gross Profit

         Total gross profit dollars increased $12.0 million or 33.7%, from $35.7 million in fiscal 2001 to $47.7 million in fiscal 2002. Gross margins as a percentage of revenue remained unchanged at 12.0% in fiscal 2001 and fiscal 2002.

         Mail Order margins as a percentage of revenue increased slightly from the year ago period due to a stabilization in pricing pressures in markets we serve, improved purchasing programs, and a change in product mix toward higher margin products. Aetna represented 37.4% and 35.1% of our Mail Order margins for fiscal years 2002 and 2001, respectively.

         Retail margins as a percentage of revenue decreased slightly from the year ago period primarily due to the closing of selected geographic markets or store locations and a large payor's decision to reduce reimbursement in the middle of fiscal year 2001. A single private payor represented 10.0% and 13.6% of our Retail margins for fiscal years 2002 and 2001, respectively.

         We anticipate that payors will continue to exert downward pressure on the prices we will be able to charge as payors continue to seek containment of healthcare costs, which will negatively affect margins in the future. We are working to offset this pricing pressure in a number of ways, including sales and marketing efforts to direct more profitable medications into both the Retail and Mail Order segments; enhanced programs with manufacturers, wholesalers, and group purchasing organizations to reduce product costs; and a store-by-store focus on payor and drug mix to improve gross margins.

Operating Expenses

         Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct segment G&A expenses (division management, customer service, billing, pharmacy fulfillment). Our business model for operating expenses is to continue to improve efficiency on greater volume.

Selling and Marketing Expenses

         The following chart shows the year-to-year comparisons of selling and marketing expenses.


($ In Thousands)                                                                        FISCAL YEAR
                                                                              ------------------------------
                                                                               2002                    2001                % CHANGE
                                                                               ----                    ----                --------
On-going Business ..........................................                  $3,329                  $2,776                  19.9%
Disposed Businesses ........................................                    --                       433                (100.0)
                                                                              ------                  ------                ------
Total Company ..............................................                  $3,329                  $3,209                   3.7%
                                                                              ======                  ======                ======

         Our selling and marketing expenses increased $0.1 million, or 3.7% in fiscal 2002. Our selling and marketing expenses for On-going Business increased $0.6 million, or 19.9% in fiscal 2002, from $2.8 million to $3.3 million. These marketing expenses for On-going Business represented 0.8% and 0.9% of revenues for fiscal 2002 and fiscal 2001, respectively. This increase in expenses is primarily due to head count additions and increased travel and promotion activities.

         We operate a consolidated selling and marketing organization serving both the Mail Order and Retail segments. We believe this integrated approach increases the effectiveness of our selling and marketing efforts.

General and Administrative Expenses

         The following chart shows the year-to-year comparisons of general and administrative expenses, excluding bad debt expense.

($ In Thousands)                                                                     FISCAL YEAR
                                                                            -----------------------------
                                                                             2002                  2001               % CHANGE
                                                                             ----                  ----               --------
On-going Business ........................................                  $39,041               $30,487                28.1%
Disposed Businesses ......................................                     --                     631              (100.0)
                                                                            -------               -------              ------
Total Company ............................................                  $39,041               $31,118                25.5%
                                                                            =======               =======              ======

         Our general and administrative expenses increased $7.9 million, or 25.5% in fiscal 2002, due primarily to Retail store acquisitions in the latter part of fiscal 2001 and higher lease and pharmacist operating costs in existing specialty pharmacy stores. For our On-going Business, general and administrative expenses increased $8.5 million, or 28.1% in fiscal 2002, from $30.5 million to $39.0 million, and declined as a percentage of total revenue from 10.2% to 9.8% reflecting our emphasis on operating leverage against increasing revenues. We expect to see continued operating leverage in this area in the future. Included in fiscal 2001 general and administrative expenses was $1.4 million of goodwill amortization that was not expensed in fiscal 2002 as a result of our adoption of Statement 142 - See New Accounting Pronouncements included in this Item 7. In addition, fiscal 2002 included charges of $3.6 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, store closing costs, and costs associated with the fiscal 2001 financial restatement. Excluding these charges and the Disposed Businesses, fiscal year 2002 and 2001 general and administrative expenses were $35.5 million and $29.1 million, or 8.9% and 9.9% of revenues, respectively.

Bad Debt Expenses

         Our bad debt expense decreased $3.6 million, or 50.9% in fiscal 2002. Bad debt expenses represented 0.9% and 2.4% of revenues for fiscal 2002 and fiscal 2001, respectively. This high rate of bad debt expense in 2001 was due primarily to a higher write-off of receivables in the Retail Segment. The bad debt experience in fiscal year 2002 reflects our consolidation of billing and collection operations to our Minneapolis headquarters and related process improvements. Fiscal 2002 results are representative of our expectation for future bad debt expense of approximately 1% of revenue.

Interest Income

         Interest income, net of interest expense, decreased $0.5 million, from $0.6 million in fiscal 2001 to $0.1 million in fiscal 2002, reflecting our invested asset levels and declining interest rate environment, net of short-term borrowing costs on our line of credit. Included in interest income for fiscal 2002 and 2001 was $0.4 million and $0.3 million, respectively, of interest on a note receivable with the buyer of our HSM business in September 2000. This note has been paid in full and as a result will not be generating interest income in fiscal 2003.

Other Income (Loss)

         Other income of $3.9 million in fiscal 2002 reflects primarily a $3.8 million gain on the collection of a previously reserved note receivable due from the buyer of our HSM business. The $1.8 million loss in fiscal 2001 reflects our loss on sale of available-for-sale securities that had been received as consideration in the sale of our MEDgenesis business.

Income Taxes

         In fiscal 2002 and 2001 the income tax expense (benefit) was calculated on rates of 36.3% and 36.7%, respectively. See Note 7, Notes to Consolidated Financial Statements for the reconciliation to our statutory rate. Looking forward, we expect our combined Federal and State tax rate to approximate 39.0%.


FISCAL 2001 COMPARED TO FISCAL 2000

CONTINUING OPERATIONS

Revenue

         Total revenue for fiscal 2001 was up 33.9% to $297.9 million from $222.5 million in fiscal 2000, reflecting strong existing business growth as well as growth from three acquisitions in the second half of the year, which together will be referred to as the "Acquired Businesses". The existing business and the Acquired Businesses together will be referred to as the "On-going Business". The Acquired Businesses include four retail pharmacies of American Prescription Providers ("APP") (acquired in February, 2001) and a single location pharmacy in Sherman Oaks, California ("Oaks") (acquired in April, 2001) in the Retail segment, and the organ transplant pharmacy of SangStat Medical ("SangStat") (acquired in April, 2001) in the Mail Order segment. Overall, these three acquisitions contributed one-fourth ($22.9 million) of the Company's 45.1% ($91.9 million) year-on-year growth (excluding the Disposed Businesses, as noted below). By revenue source, fiscal 2001 compares to fiscal 2000 as follows:

($ In Thousands)                                                                          FISCAL YEAR
                                                                            ----------------------------------
                                                                              2001                    2000                % CHANGE
                                                                              ----                    ----                --------
Mail Order Segment
     On-going Business ....................................                 $151,224                 $102,286               47.8%
     Disposed Businesses ..................................                    2,237                   16,884              (86.8)
                                                                            --------                 --------             ------
         Total Mail Order .................................                  153,461                  119,170               28.8%
Retail Segment
     On-going Business ....................................                  144,104                  101,192               42.4%
     Disposed Businesses ..................................                      360                    2,135              (83.1)
                                                                            --------                 --------             ------
         Total Retail .....................................                  144,464                  103,327               39.8%
                                                                            --------                 --------             ------
Total Company .............................................                 $297,925                 $222,497               33.9%
                                                                            ========                 ========             ======

         The Mail Order segment grew 28.8% year-on-year, despite the September 2000 sale of the HSM business and the closure of its diabetes service centers. Excluding these businesses in both years, the year-on-year growth was 47.8%. This growth was driven primarily by the addition of new patients from the biotech injectables contract with Aetna that became effective July 15, 2000. The SangStat acquisition in April 2001 strengthened our position in the transplant market and contributed approximately $2 million in fourth quarter revenue.

         The Retail segment grew 39.8% for the year due to continued additions of new patients at existing stores and the acquisition of the APP and Oaks specialty pharmacies. The newly acquired stores accounted for approximately one half of the 42.4% fiscal year growth in the On-going Business, while same store revenue accounted for the remainder of the revenue growth, with approximately a 22% increase for the year. The Retail segment faced significant reimbursement pressure in fiscal 2001, which lowered the revenue growth rate and reduced gross margins.

Cost of Revenue and Gross Profit

         Total gross profit dollars decreased by $1.2 million from $36.9 million in fiscal 2000 to $35.7 million in fiscal 2001. Gross margins as a percentage of revenue declined 4.6 percentage points, from 16.6% in fiscal 2000 to 12.0% in fiscal 2001. However, exclusive of the Disposed Businesses, higher revenue led to a gross profit dollar increase of $4.6 million, from $30.2 million in fiscal 2000 to $34.8 million in 2001, while margins declined 3.1 percentage points, from 14.9% to 11.8% in the respective years.

         Mail Order margins as a percentage of sales declined slightly due to a change in product mix toward lower margin products, a continuing supply shortage of a high-margin product (beginning in January, 2001), and lower than average reimbursement rates under our contract with Aetna.

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

Operating Expenses

         Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct segment G&A expenses (division management, customer service, billing, pharmacy fulfillment). Our business model for operating expenses is to continue to improve efficiency on greater volume.

Selling and Marketing Expenses

         The following chart shows the year-to-year comparisons of selling and marketing expenses.

($ In Thousands)                                                                        FISCAL YEAR
                                                                             ---------------------------------
                                                                              2001                     2000               % CHANGE
                                                                              ----                     ----                --------
Mail Order Segment
     On-going Business .....................................                 $ 1,198                 $   991                 20.9%
     Disposed Businesses ...................................                     433                   1,804                (76.0)
                                                                             -------                 -------               ------
         Total Mail Order ..................................                   1,631                   2,795                (41.6)%
Retail Segment
     On-going Business .....................................                   1,578                   1,374                 14.8 %
     Disposed Businesses ...................................                    --                       286               (100.0)
                                                                             -------                 -------               ------
         Total Retail ......................................                   1,578                   1,660                 (4.9)%
                                                                             -------                 -------               ------
Total Company ..............................................                 $ 3,209                 $ 4,455                (27.9)%
                                                                             =======                 =======               ======

         Total Company selling and marketing expenses decreased almost $1.3 million, or 27.9% in fiscal 2001. Our selling and marketing expenses from On-going Business actually increased $0.4 million in fiscal 2001, from $2.4 million to $2.8 million, as a result of increased labor, travel and marketing promotion expenditures in both the Mail Order and Retail segments. The Disposed Businesses accounted for a $1.7 million decrease in selling and marketing in fiscal 2001.

         Total Mail Order selling and marketing expenses decreased $1.2 million, or 41.6% in fiscal 2001, due to the elimination of the Disposed Businesses. Excluding the Disposed Businesses, selling and marketing expenses increased $0.2 million, or 20.9%, as costs remained essentially constant as a percentage of revenue at 0.8%.

         Total Retail selling and marketing expenses decreased $0.1 million, or 4.9% in 2001, again due to the elimination of the Disposed Businesses. Excluding the Disposed Businesses, selling and marketing expenses increased $0.2 million due to increased sales activity in support of new specialty pharmacies, and declined as a percentage of revenue from 1.4% to 1.1%.

         In the fourth quarter of fiscal 2001, we consolidated our selling and marketing efforts into one organization serving both the Mail Order and Retail segments. We believe this integrated approach increases the effectiveness of our selling and marketing efforts.

General and Administrative Expenses

         The following chart shows a breakdown of our corporate G&A and direct segment G&A expenses, excluding bad debt expense.

($ In Thousands)                                                                        FISCAL YEAR
                                                                             ---------------------------------
                                                                              2001                     2000                % CHANGE
                                                                              ----                     ----                --------
Corporate ..................................................                 $ 9,633                 $10,306                  (6.5)%
Mail Order Segment
     On-going Business .....................................                   5,251                   3,804                  38.0%
     Disposed Businesses ...................................                     244                   1,423                 (82.9)
                                                                             -------                 -------                ------
         Total Mail Order ..................................                   5,495                   5,227                   5.1%
Retail Segment
     On-going Business .....................................                  15,603                  10,976                  42.2%
     Disposed Businesses ...................................                     387                   2,388                 (83.8)
                                                                             -------                 -------                ------
         Total Retail ......................................                  15,990                  13,364                  19.6%
                                                                             -------                 -------                ------
Total Company ..............................................                 $31,118                 $28,897                   7.7%
                                                                             =======                 =======                ======

         Total Company general and administrative expenses increased $2.2 million, or 7.7% in fiscal 2001, due primarily to Retail store acquisitions in fiscal 2001 and higher operating costs in the specialty pharmacy stores. G&A declined as a percentage of revenue from 13.0% to 10.4%. Excluding Disposed Businesses, the increase was $5.4 million, or 21.5%, on comparable revenue growth of 45.1%.

         Corporate general and administrative expenses decreased by 6.5%, or $0.7 million, and decreased as a percentage of revenue from 4.7% to 3.2%. The decline is attributed primarily to the cost of our pursuit of strategic alternatives in the first three quarters of fiscal 2000 ($0.9 million) and certain costs incurred in the fourth quarter of fiscal 2000 related to the contemplated spin-off of the MEDgenesis diagnostic products business ($0.5 million). We incurred no such related costs in fiscal 2001. Aside from these items, corporate G&A expenses increased 9%, a favorable comparison against a reported 33.9% increase in revenue.

         Mail Order Segment general and administrative expense grew 5.1%, from $5.2 million to $5.5 million. However, expenses associated with the Disposed Businesses (primarily HSM) decreased by $1.2 million, offsetting a $1.4 million increase in the On-going Business. The increase is attributable to increased direct costs (customer service, billing, fulfillment) associated with the revenue growth. As a percentage of on-going Mail Order revenue, on-going Mail Order G&A expense decreased slightly from 3.7% to 3.5%.

         Retail Segment general and administrative expenses increased 19.6%, or $2.6 million. Expenses relating to the Disposed Businesses (primarily Clinical Partners) decreased by $2.0 million, while expenses relating to the On-going Businesses increased by $4.6 million, or 42.2%, from $11.0 million to $15.6 million. This expense growth was in line with revenue growth; as a percentage of revenue, these expenses increased only slightly from 10.6% to 10.8%. The absolute dollar growth of $4.6 million in the On-going Business is attributed to the APP and Oaks acquisitions by the Retail segment during fiscal 2001 and increasing labor and facility costs in the specialty pharmacy stores.

Bad Debt Expenses

($ In Thousands)                                                                        FISCAL YEAR
                                                                             ---------------------------------
                                                                               2001                     2000               % CHANGE
                                                                               ----                     ----                --------
Corporate ..................................................                 $  (119)                 $   140                   --
Mail Order Segment
     On-going Business .....................................                   1,524                    1,272                 19.8%
     Disposed Businesses ...................................                      39                      424                (90.8)
                                                                             -------                  -------                -----
         Total Mail Order ..................................                   1,563                    1,696                 (7.8)%
Retail Segment
     On-going Business .....................................                   5,693                    5,124                 11.1%
     Disposed Businesses ...................................                       3                      194                (98.5)
                                                                             -------                  -------                -----
         Total Retail ......................................                   5,696                    5,318                  7.1%
                                                                             -------                  -------                -----
Total Company ..............................................                 $ 7,140                  $ 7,154                  0.2%
                                                                             =======                  =======                =====

         Total Company bad debt expense remained nearly flat in fiscal 2001 compared to fiscal 2000, at $7.1 million. As a percent of revenue, bad debt expense was 2.4% and 3.2% in the respective fiscal 2001 and 2000 periods.

Interest Income

         The increase in interest income from an expense of $0.2 million in fiscal 2000 to income of $0.6 million in fiscal 2001 is due primarily to $0.3 million of interest earned from the invested proceeds from the sale of MEDgenesis in January, 2001, and $0.3 million of interest earned on a note receivable from the buyer of our HSM business, sold in September 2000. The MEDgenesis sale proceeds were later used to fund acquisitions in the third (APP) and fourth quarters (Oaks and SangStat) of fiscal 2001.

Other Income (Loss)

         The $1.8 million loss in fiscal 2001 reflects our loss on sale of available-for-sale securities that had been received as consideration in the sale of our MEDgenesis business. These securities were received in January, 2001 (third quarter of fiscal 2001), and then sold in both the third and fourth quarters of fiscal 2001. All securities have been sold as of June 29, 2001.

Income Taxes

         In fiscal 2000 and 2001 the income tax benefits on operating losses were at approximately 37%. See Note 7, Notes to Consolidated Financial Statements, for the reconciliation to our statutory rate.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 28, 2002, we had $43.9 million of working capital, compared to $37.0 million as of June 29, 2001. During fiscal 2002, we generated $7.8 million of cash from operating activities. The average days sales outstanding
(DSO) of our accounts receivable improved from 52 days at June 29, 2001, to 44 days at June 28, 2002. Faster payment from our larger payors and active collection efforts led to this improvement. Despite this improvement in DSO, we used $4.1 million in cash to finance our receivable growth resulting from increasing revenues. We expect our receivables to perform at or better than 44 days sales outstanding in fiscal 2003. The average days inventory on hand also improved from 10 days at June 29, 2001, to 9 days at June 28, 2002. This improvement resulted in a $0.5 million source of cash during fiscal 2002. We expect our inventory to perform at or below 10 days on hand in fiscal 2003. During fiscal 2002, we collected approximately $7.0 million in income tax refunds resulting from prior years' tax losses.

         Approximately $2.5 million of cash was provided by investing activities during fiscal 2002, consisting of $3.8 million from the collection of a note from the buyer of our HSM business, offset by $1.3 million cash used for the purchases of property and equipment, primarily leasehold improvements for the StatScript specialty pharmacies.

         We had no long-term debt as of fiscal year end 2002 and 2001. Shareholders' equity as of fiscal year end 2002 and 2001 was $79.4 million and $75.5 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of years ended 2002 and 2001 were $49.2 million and $45.3 million, respectively. As of June 28, 2002, we had a secured line of credit totaling $30 million. We are in compliance with the debt covenants of the line of credit as of June 28, 2002. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at Prime Rate. The line of credit expires in January, 2003. We are currently in the process of securing a new, long-term line of credit agreement, which we expect to complete by December, 2002.

         There were no short-term borrowings outstanding under our line of credit at June 28, 2002. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions or capital spending projects. We are not currently planning any major capital projects beyond our normal requirements of $2 to $3 million per year.

         Our future contractual commitments consist entirely of payments due under operating leases - See Note 5, Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K.

RESTRICTED STOCK GRANTS

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $682,950 based on our fair market value of $4.71 per common share at the date of grant, will be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on increases in our stock price. Excluding the acceleration provision, the expected financial impact of the stock grant will be approximately $106,000 annually, net of tax, or $0.01 per share.


NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations", which prohibits the use of the pooling-of-interests method of accounting for business combinations, defines the methodology to be used in measuring goodwill and other intangible assets, and defines certain disclosure requirements for business combinations. Statement 141 became effective for all transactions initiated after June 30, 2001, and for all purchase method transactions completed after June 30, 2001. Accordingly, we adopted Statement 141 beginning July 1, 2001, resulting in no material effect to the financial statements.

         On that same date, the FASB also issued Statement 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer being amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We applied the new rules beginning in our first fiscal quarter of 2002 that began on June 30, 2001. Application of the non-amortization provisions of the Statement resulted in a decrease of approximately $2.3 million in amortization of existing goodwill and an increase in after-tax net income of approximately $1.4 million ($0.12 per share) in fiscal 2002. In fiscal 2001, goodwill amortization totaled $1.4 million, which would have amounted to after-tax net income of $0.9 million or $0.07 per share. During fiscal 2002, we performed periodic impairment tests of goodwill beginning June 30, 2001, resulting in no adjustments to the carrying value of goodwill.

         In October 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144, which replaces Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. Statement 144 also broadens disposal transaction reporting related to discontinued operations. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt Statement 144 in fiscal 2003 and do not expect the adoption to have a material impact on our financial statements.

         In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002.


IMPACT OF INFLATION

         Changes in prices charged by biopharmaceutical manufacturers for the drugs we dispense, along with increasing labor costs, freight and supply costs and other overhead expenses, affect our cost of revenue and general and administrative expenses. Historically, we have been able to pass a portion of the effect of such increases to the payor and patient pursuant to automatic price adjustments made under our payor contracts. As a result, changes due to inflation have not had significant adverse effects on our operations.

FORWARD-LOOKING STATEMENTS

         Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with drug manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid; loss of relationships with payors (including Aetna or other large contracts); negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses; the impairment of a significant amount of our goodwill; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations; other activities of government agencies; our ability to obtain competitive financing to fund operations and growth; continuing qualifications to list our securities on a national stock exchange; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely information; computer system, software, or hardware failures or malfunctions; heightened competition; and loss or retirement of key executives or changes in ownership. We urge you to read the cautionary statement filed as Exhibit 99.1. This cautionary statement discusses specific factors which could affect our operations and forward-looking statements contained in this Form 10-K.


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. Our short-term borrowings bear interest at variable rates based on the prime rate. A 10% increase in interest rates would not have a significant effect on our interest expense based on fiscal 2002 borrowing levels. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-23 of this Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 - ELECTION OF DIRECTORS", "PROPOSAL 2 - APPOINTMENT OF INDEPENDENT AUDITORS", and "EXECUTIVE OFFICERS" to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to our shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Shareholders to be held on November 20, 2002 (the "2002 Proxy Statement") are incorporated in this Form 10-K by reference in response to this
Item 10.


ITEM 11.         EXECUTIVE COMPENSATION

         The discussions under the sections captioned "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - Report of the Compensation Committee of the Board of Directors on Executive Compensation", "EXECUTIVE COMPENSATION - Equity Compensation Plan Information", and "EXECUTIVE COMPENSATION - Comparable Stock Performance" to be included in the 2002 Proxy Statement are incorporated in this Form 10-K by reference in response to this
Item 11.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The discussions under the sections captioned "OWNERSHIP OF CHRONIMED COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND EXECUTIVE OFFICERS" to be included in the 2002 Proxy Statement are incorporated in this Form 10-K by reference in response to this Item 12.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The discussion under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to be included in the 2002 Proxy Statement is incorporated herein by reference in response to this Item 13.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                                                                                                          PAGE

(a)      DOCUMENTS INCLUDED IN THIS REPORT

         1.       Financial Statements
                  Index to Financial Statements..................................................          F-1
                  Report of Independent Auditors.................................................          F-2
                  Consolidated Balance Sheets as of June 28, 2002, and June 29, 2001.............          F-3
                  Consolidated Statements of Operations for the years ended June 28, 2002,
                  June 29, 2001, and June 30, 2000 ..............................................          F-4
                  Consolidated Statements of Shareholders' Equity for the years ended June 28, 2002,
                  June 29, 2001, and June 30, 2000 ..............................................          F-5
                  Consolidated Statements of Cash Flows for the years ended June 28, 2002,
                  June 29, 2001, and June 30, 2000 ..............................................          F-6
                  Notes to Consolidated Financial Statements.....................................          F-8
         2.       Financial Statement Schedule
                  Schedule II -- Valuation and Qualifying Accounts and Reserves..................          S-1

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

         We will furnish any shareholder a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

         Portions of the 2002 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER            DESCRIPTION

3.1               Articles of Incorporation of the Company, as amended. (6)

3.2               Bylaws of the Company, as amended. (7)

4.1               Specimen form of the Company's Common Stock certificate. (2)

4.2 Shareholder Rights Agreement between the Company and Wells Fargo Bank, National Association (formerly Norwest Bank Minnesota, N.A.) dated December 18, 1996.(5)

10.1*             Form of Incentive Stock Option Agreement. (1)

10.2*             Form of Nonstatutory Stock Option Agreement. (1)

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

10.9              Chronimed Inc. 1999 Stock Option Plan. (8)

10.10             Chronimed Inc. 2001 Stock Option Plan. (11)

10.11             Facility Lease Agreement with Red Circle L.L.P. dated November
                  1996. (5)

10.11a Amendments dated April 1997, December 1997, and July 1998 to Facility Lease Agreement with Red Circle L.L.P. (8)

10.12 Separation and Release Agreement effective January 5, 2001, between the Company and Maurice R. Taylor, II. (1) (12)

10.13             Promissory Note of Maurice R. Taylor, II, dated July 24, 2000.
                  (1) (12)

10.14 Asset Purchase Agreement dated December 1, 2000, between Chronimed Inc. and Medisys PLC. (13) (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed December 18, 2000).

10.14a Amendment to Asset Purchase Agreement dated January 5, 2001, between Chronimed Inc. and Medisys PLC. (14) (Incorporated by reference to Exhibit 2.2 in the Company's Form 8-K filed January 19, 2001).

10.15 Asset Purchase Agreement dated February 2, 2001, between Chronimed Inc. and American Prescription Providers. (15)

10.16             Amended and Restated Credit Agreement dated as of January 17,
                  2002. (16)

EXHIBIT
NUMBER            DESCRIPTION

21.1*             List of Subsidiaries.

23.1*             Consent of Ernst & Young LLP.

99.1* Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act.

99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.3* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).


------

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

(9) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 5, 2000, under file Number 0-19952.

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

(15) Incorporated by reference to the Company's 2001 Annual Report on Form 10-K filed with The Commission on October 12, 2001, under file Number 0-19952.

(16) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 10, 2002, under file Number 0-19952.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHRONIMED INC.
Dated: September 19, 2002
                                     By       /s/ HENRY F. BLISSENBACH
                                              ----------------------------------
                                              Henry F. Blissenbach
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HENRY F. BLISSENBACH                                      September 19, 2002
--------------------------------------------------
Henry F. Blissenbach - Chief Executive Officer
(Principal Executive Officer and Chairman of the
Board of Directors)

/s/ GREGORY H. KEANE                                          September 19, 2002
--------------------------------------------------
Gregory H. Keane - Vice President, Chief Financial
Officer and Treasurer (Principal Financial and
Accounting Officer)

/s/ THOMAS A. CUSICK                                          September 19, 2002
--------------------------------------------------
Thomas A. Cusick (Director)

/s/ JOHN H. FLITTIE                                           September 19, 2002
--------------------------------------------------
John H. Flittie (Director)

/s/ THOMAS F. HEANEY                                          September 19, 2002
--------------------------------------------------
Thomas F. Heaney (Director)

/s/ DAVID R. HUBERS                                           September 19, 2002
--------------------------------------------------
David R. Hubers (Director)

/s/ CHARLES V. OWENS, JR.                                     September 19, 2002
--------------------------------------------------
Charles V. Owens, Jr. (Director)

/s/ STUART A. SAMUELS                                         September 19, 2002
--------------------------------------------------
Stuart A. Samuels (Director)

                                 CERTIFICATIONS



I, Henry F. Blissenbach, certify that:

         1.       I have reviewed this annual report on Form 10-K of Chronimed
                  Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         Date: September 19, 2002



/s/ HENRY F. BLISSENBACH
-----------------------------------------------------
Henry F. Blissenbach
Chief Executive Officer



I, Gregory H. Keane, certify that:

         1.       I have reviewed this annual report on Form 10-K of Chronimed
                  Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         Date: September 19, 2002



/s/ GREGORY H. KEANE
-----------------------------------------------------
Gregory H. Keane
Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors............................................................................   F-2

Consolidated Balance Sheets...............................................................................   F-3

Consolidated Statements of Operations.....................................................................   F-4

Consolidated Statements of Shareholders' Equity...........................................................   F-5

Consolidated Statements of Cash Flows.....................................................................   F-6

Notes to Consolidated Financial Statements................................................................   F-8

Schedule II - Valuation and Qualifying Accounts and Reserves..............................................   S-1

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Chronimed Inc.

         We have audited the accompanying consolidated balance sheets of Chronimed Inc. as of June 28, 2002 and June 29, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 28, 2002. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chronimed Inc. at June 28, 2002 and June 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 effective June 30, 2001.


                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
August 9, 2002

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              JUNE 28, 2002     JUNE 29, 2001
                                                                              -------------     -------------
ASSETS
Current assets
   Cash and cash equivalents...........................................         $  6,306         $      --
   Accounts receivable (net of allowances of $8,923 and
      $9,664 at June 28, 2002 and June 29, 2001, respectively).........           44,461            40,322
   Income taxes receivable.............................................               --             6,370
   Inventory...........................................................            8,334             8,833
   Prepaid expenses....................................................            1,062             1,030
   Deferred taxes......................................................            3,437             3,918
                                                                                --------         ---------
      Total current assets.............................................           63,600            60,473

Property and equipment, net  ..........................................            5,485             7,027

Goodwill, net of accumulated amortization of $5,340....................           30,233            30,233
Deferred taxes.........................................................               --             1,030
Other assets, net......................................................              177               230
                                                                                --------         ---------
      Total assets.....................................................         $ 99,495         $  98,993
                                                                                ========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable....................................................         $ 14,811         $  15,524
   Accrued expenses....................................................            3,117             3,243
   Accrued bonus.......................................................            1,174               624
   Income taxes payable................................................              648                --
   Short-term debt.....................................................               --             4,100
                                                                                --------         ---------
      Total current liabilities........................................           19,750            23,491

Deferred taxes.........................................................              344                --

Shareholders' equity
   Preferred Stock.....................................................               --                --
   Common Stock, issued and outstanding shares--12,353
      and 12,315, respectively.........................................              124               123
   Additional paid-in capital..........................................           55,122            54,961
   Retained earnings...................................................           24,155            20,418
                                                                                --------         ---------
         Total shareholders' equity....................................           79,401            75,502
                                                                                --------         ---------
Total liabilities and shareholders' equity.............................         $ 99,495         $  98,993
                                                                                ========         =========


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                               YEAR ENDED
                                                            ------------------------------------------------
                                                            JUNE 28, 2002     JUNE 29, 2001    JUNE 30, 2000
                                                            -------------     -------------    -------------
Revenue  ............................................         $ 397,437         $297,925         $ 222,497
Cost of revenue......................................           349,705          262,232           185,606
                                                              ---------         --------         ---------
         Gross profit................................            47,732           35,693            36,891

Operating expenses
   Selling and marketing.............................             3,329            3,209             4,455
   General and administrative........................            39,041           31,118            28,897
   Bad debt expense..................................             3,504            7,140             7,154
   Other expense - asset write down..................                --               --             5,500
                                                              ---------         --------         ---------
         Total operating expenses....................            45,874           41,467            46,006

Income (loss) from continuing operations.............             1,858           (5,774)           (9,115)
Interest income .....................................               493              673                39
Interest (expense)...................................              (389)            (105)             (230)
Other income (loss)..................................             3,906           (1,837)               --
                                                              ---------         ---------        ---------
Income (loss) from continuing operations
   before income taxes...............................             5,868           (7,043)           (9,306)
Income tax (expense) benefit ........................            (2,131)           2,585             3,398
                                                              ----------        --------         ---------
Net income (loss) from continuing operations ........             3,737           (4,458)           (5,908)

Net income from discontinued operations, net of tax .                --            1,466             1,840
Gain on sale of discontinued operations, net of tax .                --           13,769                --
                                                              ---------         --------         ---------
Net income from and gain on sale of discontinued
   operations, net of tax............................                --           15,235             1,840
                                                              ---------         --------         ---------
Net income (loss)....................................         $   3,737         $ 10,777         $  (4,068)
                                                              =========         ========         =========

Basic and diluted net income (loss) per share
   Continuing operations.............................         $   0.30          $  (0.37)        $   (0.49)
   Discontinued operations...........................               --              1.25              0.15
                                                              --------          --------         ---------
   Net income (loss).................................         $   0.30          $   0.88         $   (0.34)
                                                              ========          ========         =========

Basic weighted-average shares........................           12,321            12,206            12,116
Diluted weighted-average shares......................           12,342            12,206            12,116


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                                                                                               OTHER
                                                                                      PAID-IN    RETAINED  COMPREHENSIVE
                                                              SHARES      AMOUNT      CAPITAL    EARNINGS      INCOME        TOTAL
                                                              ------      ------      -------    --------      ------        -----
Balance July 2, 1999 ...................................      12,088     $    121    $ 52,499    $ 13,709     $    158     $ 66,487
   Shares issued for employee stock
      purchase and option plans ........................          59         --           336        --           --            336
   Tax benefit of stock option exercises ...............        --           --             4        --           --              4
   Net loss ............................................        --           --          --        (4,068)        --         (4,068)
   Unrealized gain on available-
      for-sale securities ..............................        --           --          --          --            298          298
                                                            --------     --------    --------    --------     --------     --------
   Subtotal - comprehensive loss .......................                                                                     (3,770)
                                                            --------     --------    --------    --------     --------     --------

Balance June 30, 2000 ..................................      12,147          121      52,839       9,641          456       63,057
   Shares issued for employee stock
      purchase and option plans ........................         168            2       1,029        --           --          1,031
   Non-cash charge to compensation expense .............        --           --           938        --           --            938
   Tax benefit of stock option exercises ...............        --           --           155        --           --            155
   Net income ..........................................        --           --          --        10,777         --         10,777
   Unrealized loss on available-
      for-sale securities ..............................        --           --          --          --           (456)        (456)
                                                            --------     --------    --------    --------     --------     --------
   Subtotal - comprehensive income .....................                                                                     10,321
                                                            --------     --------    --------    --------     --------     --------

Balance June 29, 2001 ..................................      12,315          123      54,961      20,418         --         75,502
   Shares issued for employee stock
      purchase and option plans ........................          38            1         161        --           --            162
   Net income and comprehensive income .................        --           --          --         3,737         --          3,737
                                                            --------     --------    --------    --------     --------     --------
Balance June 28, 2002 ..................................      12,353     $    124    $ 55,122    $ 24,155     $   --       $ 79,401
                                                            ========     ========    ========    ========     ========     ========


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                             -------------------------------------------
                                                                             JUNE 28, 2002  JUNE 29, 2001  JUNE 30, 2000
                                                                             -------------  -------------  -------------
Operating activities
   Net income (loss) .....................................................      $ 3,737       $ 10,777       $(4,068)
   Less income/gain from discontinued operations .........................           --        (15,235)       (1,840)
                                                                                -------       --------       -------
     Income (loss) from continuing operations ............................        3,737         (4,458)       (5,908)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating activities:
         Depreciation and amortization ...................................        2,871          4,056         4,084
         Deferred income taxes ...........................................        1,855         (1,296)       (2,710)
         Gain on sale of Home Service Medical business ...................       (3,797)           (22)           --
         Loss on sale of available-for-sale securities ...................           --          1,844            --
         Write-off of Clinical Partners contract
             management line .............................................           --             --         5,500
         Income tax benefit of stock option exercises ....................           --            155             4
         Changes in operating assets and liabilities:
             Accounts receivable .........................................       (4,139)        (1,440)       (7,229)
             Income taxes ................................................        7,018         (4,469)       (2,087)
             Inventory ...................................................          499         (1,529)         (716)
             Accounts payable ............................................         (713)         5,017           (79)
             Accrued expenses ............................................          424          1,354           414
             Other assets ................................................           (3)          (469)          513
                                                                                -------       --------       -------
     Net cash provided by (used in) operating activities .................        7,752         (1,257)       (8,214)

Investing activities
   Acquisitions ..........................................................           --        (24,777)           --
   Proceeds from sale of Home Service Medical business ...................        3,797          2,734            --
   Purchases of property and equipment ...................................       (1,305)        (2,850)       (1,229)
   Sale of available-for-sale securities .................................           --          7,656            --
                                                                                -------       --------       -------
         Net cash provided by (used in)  investing activities ............        2,492        (17,237)       (1,229)

Financing activities
   Net proceeds from issuance of Common Stock ............................          162          1,031           336
   Net proceeds from (repayments of) borrowings ..........................       (4,100)         1,600         2,500
                                                                                -------       --------       -------
     Net cash (used in) provided by financing activities .................       (3,938)         2,631         2,836

Cash provided by discontinued operations .................................           --         15,863         3,295
   Increase (decrease) in cash and cash equivalents ......................        6,306             --        (3,312)
   Cash and cash equivalents at beginning of year ........................           --             --         3,312
                                                                                -------       --------       -------
   Cash and cash equivalents at end of year ..............................      $ 6,306       $     --       $    --
                                                                                =======       ========       =======

SUPPLEMENTAL DISCLOSURES
   Income taxes paid .....................................................      $   401       $ 14,092       $ 2,466
   Interest payments .....................................................      $   389       $    102       $   233

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

- In fiscal 2001, we received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business to be paid over 42 months through March 1, 2004. Because of uncertainty of collection of the note, the Company recorded the note, offset by a deferred gain of the same amount. In fiscal 2002, the note was collected and the gain recognized.

- We sold our MEDgenesis subsidiary to Medisys PLC in January 2001 for $30.475 million in cash and $9.5 million in Medisys common stock.


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Chronimed Inc. ("Chronimed" or the "Company") is a distributor of prescription drugs for people with certain chronic health conditions. We consider our business to be unique and refer to it as specialty pharmacy. We serve patients with highly specialized pharmaceutical needs and help employers and third-party payors manage patient care costs. We distribute pharmaceuticals and provide specialized patient management services nationwide for people with chronic conditions including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We work directly with patients, physicians, healthcare providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with chronic, complex and expensive pharmaceutical needs.

FISCAL YEAR

         We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30. The fiscal years referenced herein are as follows:

          FISCAL YEAR          YEAR ENDED
          -----------          ----------

              2002             June 28, 2002 (52 weeks)
              2001             June 29, 2001 (52 weeks)
              2000             June 30, 2000 (52 weeks)

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

REVENUE RECOGNITION

         Revenue is recognized at the time prescriptions are dispensed by the pharmacist and shipped to or picked up by the patient. We participate in various third party provider networks and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain third party providers and state Medicaid programs for which there is no electronic adjudication process available at the time of sale, we determine an appropriate estimate for expected payor discount. Revenue is then reported at the estimated net realizable amount and adjusted in future periods as final settlements are determined.

SHIPPING AND HANDLING COSTS

         Product shipping and handling costs are included in cost of revenue. These costs were $3.1 million, $2.5 million, and $2.1 million in fiscal 2002, 2001, and 2000, respectively.

STOCK-BASED COMPENSATION

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Statement No. 123), "Accounting for Stock-Based Compensation," but apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for our stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of the impact of Statement No. 123, as if adopted, can be found in Note 8, Notes to Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

         We consider all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are available for sale, are carried at cost, which approximates fair market value, and consist principally of money market accounts.

ACCOUNTS RECEIVABLE ALLOWANCES

Allowance for Doubtful Accounts

         We determine an allowance for doubtful accounts amount based upon an analysis of the collectability of specific accounts and the aging of the accounts receivable. Bad debt expense is recorded as an operating expense in our Consolidated Statements of Operations.

Allowance for Payor Discounts

         We determine an allowance for payor discounts based on an analysis of historical payment experience for both the retail and mail order businesses, and in some cases, by an analysis of specific large payor discounts. Payor discount allowances are recorded as offsets to revenue in our Consolidated Statements of Operations.

INVENTORIES

         Inventories consist of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method. Depreciation occurs over estimated useful lives of one to seven years. Depreciation expense for continuing operations was $2,847,000, $2,597,000, and $2,456,000 in fiscal 2002,
2001, and 2000, respectively.

         Property and equipment consisted of the following at June 28, 2002 and June 29, 2001:

(IN THOUSANDS)                            2002          2001
                                          ----          ----
Leasehold improvements ..........      $  4,528       $  4,868
Furniture and fixtures ..........         3,688          3,839
Computer hardware and software ..         9,048          8,235
                                       --------       --------
Total property and equipment ....        17,264         16,942
Less: Accumulated depreciation ..       (11,779)        (9,915)
                                       --------       --------
Net property and equipment ......      $  5,485       $  7,027
                                       ========       ========

GOODWILL

         As of June 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, but tested for impairment on an annual basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as cumulative effect of a change in accounting principle.

         We completed the transitional and annual goodwill impairment tests as required by Statement 142. Based on the results of the impairment tests, we were not required to recognize an impairment of goodwill. We will continue to perform future impairment tests as required by the Statement.

         In accordance with Statement 142, we discontinued the amortization of goodwill effective June 30, 2001. A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                            2002            2001            2000
                                                                                 ----            ----            ----
Reported net income (loss) .............................................      $    3,737      $   10,777      $   (4,068)
Add: goodwill amortization, net of tax .................................              --             881           1,034
                                                                              ----------      ----------      ----------
Adjusted net income (loss) .............................................      $    3,737      $   11,658      $   (3,034)
                                                                              ==========      ==========      ==========

Reported basic and diluted net income (loss) per share .................      $     0.30      $     0.88      $    (0.34)
Add: goodwill amortization, net of tax, per basic and diluted share ....              --            0.07            0.09
                                                                              ----------      ----------      ----------
Adjusted basic and diluted net income (loss) per share .................      $     0.30      $     0.95      $    (0.25)
                                                                              ==========      ==========      ==========

IMPAIRMENT OF LONG-LIVED ASSETS

         We evaluate our long-lived assets for impairment losses when indicators of impairment are present by comparing the undiscounted cash flows to the carrying amount of the assets. An impairment loss is recorded if necessary. In fiscal 2000 we wrote off $5.5 million associated with the Clinical Partners case management operation in accordance with our evaluation of long-lived asset impairment.

INCOME TAXES

         We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and the tax basis of assets and liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations", which prohibits the use of the pooling-of-interests method of accounting for business combinations, defines the methodology to be used in measuring goodwill and other intangible assets, and defines certain disclosure requirements for business combinations. Statement 141 became effective for all transactions initiated after June 30, 2001, and for all purchase method transactions completed after June 30, 2001. Accordingly, we adopted Statement 141 beginning July 1, 2001, resulting in no material effect to the financial statements.

         In October, 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144, which replaces Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. Statement 144 also broadens disposal transaction reporting related to discontinued operations. The Statement is effective for financial statements issued for years beginning after December 15, 2001. We will adopt Statement 144 in fiscal 2003 and do not expect the adoption to have a material impact on our financial statements.

         In June, 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

PER SHARE DATA

         Earnings per share are calculated in accordance with Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income (loss) calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive. A reconciliation of the numerator and denominator in the basic and diluted earnings per share calculation is as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2002          2001           2000
                                                                 ----          ----           ----
Numerator
     Net income (loss) from continuing operations ........      $ 3,737      $ (4,458)      $ (5,908)
     Net income from discontinued operations .............           --        15,235          1,840
                                                                -------      --------       --------
     Net income ..........................................      $ 3,737      $ 10,777       $ (4,068)
                                                                =======      ========       ========

Denominator
     Denominator for basic net income (loss) per share -
        weighted average shares outstanding ..............       12,321        12,206         12,116
     Effect of dilutive stock options ....................           21            --             --
                                                                -------      --------       --------
     Denominator for diluted net income (loss) per share -
        weighted average shares outstanding ..............       12,342        12,206         12,116
                                                                =======      ========       ========

Basic and diluted net income (loss) per share
     from continuing operations ..........................      $  0.30      $  (0.37)      $  (0.49)
Basic and diluted net income (loss) per share
     from  discontinued operations .......................           --          1.25           0.15
                                                                -------      --------       --------
Basic and diluted net income (loss) per share ............      $  0.30      $   0.88       $  (0.34)
                                                                =======      ========       ========


         Employee stock options of 1,241,520, 2,404,252, and 2,229,809 for the fiscal years ended 2002, 2001, and 2000, respectively, have been excluded from the basic and diluted net income (loss) per share calculation because their effect would be antidilutive.


2.       DISCONTINUED OPERATIONS - SALE OF MEDGENESIS

         On January 5, 2001, we sold substantially all the assets of our diagnostic products business, MEDgenesis Inc., to Medisys PLC of Woodbridge, Suffolk, England. We have classified all financial results concerning MEDgenesis as discontinued operations for reporting purposes.

         We received $39.975 million from the sale of MEDgenesis to Medisys, consisting of $30.475 million in cash and $9.5 million in Medisys common stock, for a gain of $13.8 million.

         The $9.5 million in Medisys PLC securities were subsequently sold for $7.7 million in cash, which resulted in a $1.8 million loss in fiscal 2001. This loss has been included in the Other Expense line as a part of Operating Expenses in the Consolidated Statements of Operations.

         The following shows the calculation of the reported gain from the sales transaction:

(in thousands)

Purchase price proceeds...................................      $      39,975
Less transaction and other related costs..................             (4,485)
Less net book value of assets.............................            (11,591)
                                                                -------------
Gain before income taxes..................................             23,899
Less income taxes.........................................            (10,130)
                                                                -------------
Gain on sale..............................................      $      13,769
                                                                =============


         The following shows the transaction costs:

(in thousands)

Contract assignment costs.................................      $      (1,000)
Miscellaneous acquisition costs...........................             (1,321)
Severance (see Note 10)...................................             (2,164)
                                                                -------------
Transaction and other related costs.......................      $      (4,485)
                                                                =============


         The following table summarizes revenue and net income from discontinued operations for fiscal years 2001 and 2000. The activity shown for the year ended June 29, 2001 includes activity through the sale date of January 5, 2001:

(IN THOUSANDS)                                                       2001         2000
--------------                                                       ----         ----
Revenue from discontinued operations.........................    $  19,443    $  32,949
Cost of revenue..............................................       10,903       20,283
                                                                 ---------    ---------
    Gross profit.............................................        8,540       12,666

Operating expenses
    Selling and marketing....................................        2,951        5,349
    Research and development.................................          596        1,087
    General and administrative...............................        2,713        3,751
                                                                 ---------    ---------
       Total operating expenses..............................        6,260       10,187
Income from discontinued operations..........................        2,280        2,479
Other income.................................................          124          540
                                                                 ---------    ---------
Income from discontinued operations before income taxes......        2,404        3,019
Income tax (expense).........................................         (938)      (1,179)
                                                                 ---------    ---------
Net income from discontinued operations......................    $   1,466    $   1,840
                                                                 =========    =========

3.       ACQUISITIONS

         In February, 2001, we acquired the four retail pharmacies of American Prescription Providers, Inc. for $16.0 million in cash. The excess of the purchase price plus transaction costs over the fair value of the net assets was $15.6 million, all of which has been classified as goodwill.

         In April, 2001, we acquired the Transplant Pharmacy business of SangStat Medical Corporation, which provides mail order distribution of drugs and transplant patient management services. We acquired substantially all the assets excluding inventory and accounts receivable for cash of $1.8 million. The excess of the purchase price plus transaction costs over the fair value of the net assets was $1.8 million, all of which has been classified as goodwill.

         In April, 2001, we acquired Los Feliz Drugs, Inc., d/b/a Oaks Pharmacy ("Oaks"), a pharmacy that provides specialty pharmaceutical products for people with HIV/AIDS and other chronic conditions for cash of $5.2 million. The excess of the purchase price plus transaction costs over the fair value of the net assets was $5.3 million, all of which has been classified as goodwill.

         All acquisitions described above were accounted for as purchases and, accordingly, operating results of these businesses subsequent to the date of acquisition were included in our consolidated financial statements. The effect of these acquisitions on our operations for 2001 was not material.


4.       SALE OF HOME SERVICE MEDICAL BUSINESS

         We sold our Home Service Medical ("HSM") business on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. HSM was a direct to consumer, mail-order catalog business that contributed $15.0 million in revenue and $1.3 million in pre-tax operating income to our total results for the fiscal year ended June 30, 2000. We received $2.7 million in cash ($3.0 million at close less a $0.3 million working capital adjustment paid to the buyer on December 1, 2000) and a $3.8 million note maturing in 42 months and bearing an annual interest rate of 11%.

         We deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Because there was no guarantee that Express-Med would be able to repay the note and due to the long-term nature of the note, the gain was deferred until principal payments under the promissory note were received or deemed to be fully collectable. In June 2002, we received payment of $3.8 million in full satisfaction of this note and recorded the gain in other income on the Statement of Operations.


5.       OPERATING LEASES AND RENT EXPENSE

         We lease our office space, distribution facilities, retail locations, and various equipment under operating lease agreements. The remaining lease terms range from one to eight years as of June 28, 2002.

         Future minimum lease payments for continuing operations, including current real estate taxes and operating expenses, under the operating leases with lease terms in excess of one year at June 28, 2002, are approximately as follows:

(IN THOUSANDS)
                           FISCAL YEAR                   AMOUNT
                           -----------                   ------
                           2003                         $ 2,517
                           2004                           2,296
                           2005                           1,626
                           2006                             592
                           2007                             273
                           Beyond                           199
                                                        -------
                           Total                        $ 7,503
                                                        =======



         Total rent expense for continuing operations was $3,898,000, $2,710,000, and $2,257,000 during fiscal 2002, 2001, and 2000, respectively.


6.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS

         We had no long-term debt as of fiscal year end 2002 and 2001. We have a secured line of credit totaling $30 million that will terminate on January 16, 2003. We were in full compliance with our line of credit covenants as of June 28, 2002. Under the terms of the line of credit agreement, the debt is secured by receivables and inventory and bears interest at the Prime Rate. As of June 28, 2002, there was no short-term borrowing outstanding under this line of credit.


7.       INCOME TAXES

         The components of the provision for income taxes for continuing operations are as follows:

(IN THOUSANDS)                                    2002             2001         2000
                                                  ----             ----         ----

Current.......................................  $      475     $  (1,288)   $      (688)
Deferred......................................       1,656        (1,297)        (2,710)
                                                ----------     ---------    -----------
Income tax expense (benefit) .................  $    2,131     $  (2,585)   $    (3,398)
                                                ==========     =========    ===========

         Our income tax expense from continuing operations differs from the applicable federal rate of 34% in fiscal 2002 and 2000, and 35% in fiscal 2001. The reconciliation of differences is as follows:

(IN THOUSANDS)                                       2002             2001         2000
                                                     ----             ----         ----
Federal income taxed at statutory rates..........  $    1,995     $  (2,465)   $    (3,165)
State taxes, net of federal benefit..............         264          (260)          (314)
Goodwill amortization............................          --            61              7
Other, net.......................................        (128)           79             74
                                                   ----------     ---------    -----------
Income tax expense (benefit).....................  $    2,131     $  (2,585)   $    (3,398)
                                                   ==========     =========    ===========


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

(IN THOUSANDS)                                          2002             2001
                                                        ----             ----
Deferred tax assets
     Allowance for doubtful accounts.........         $  2,003         $   1,751
     Inventory reserve.......................               69                70
     Allowance for payor discounts...........            1,346             2,019
     Other reserves..........................              272               978
     Vacation accrual........................              155               134
     Goodwill amortization...................               --               366
     Depreciation............................               11                32

Deferred tax liabilities
     Prepaid assets..........................             (408)             (402)
     Goodwill amortization...................             (355)               --
                                                      ---------        ---------
Net deferred tax assets......................         $  3,093         $   4,948
                                                      ========         =========


8.       SHAREHOLDERS' EQUITY

         We have 5,000,000 shares of $.01 par value Preferred Stock authorized and issuable in one or more series as the Board of Directors may determine, none of which are outstanding. We have 40,000,000 authorized shares of $.01 par value Common Stock. There are no restrictions on retained earnings.

         In accordance with Statement No. 123, "Accounting for Stock-Based Compensation," we continue to elect to utilize APB Opinion No. 25 and related interpretations in accounting for our stock option plans and our employee stock purchase plan. If we had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by Statement No. 123, compensation expense (net of tax) would have been $1,371,000, $1,404,000 and $1,278,000 for fiscal years 2002, 2001, and
2000, respectively. Consolidated net income (loss) and earnings (loss) per share, including continuing and discontinued operations, would have been the pro forma amounts indicated in the table below.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  2002           2001           2000
                                                  ----           ----           ----
Net income - as reported                      $    3,737     $   10,777      $   (4,068)
Net income - pro forma                        $    2,366     $    9,373      $   (5,346)
Earnings per share - basic as reported        $     0.30     $     0.88      $    (0.34)
Earnings per share - basic pro forma          $     0.19     $     0.77      $    (0.44)
Earnings per share - diluted as reported      $     0.30     $     0.88      $    (0.34)
Earnings per share - diluted pro forma        $     0.19     $     0.77      $    (0.44)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:


                                     2002       2001        2000
                                     ----       ----        ----
Expected dividend yield               0.0%       0.0%       0.0%
Expected stock price volatility        65%        55%        63%
Risk-free interest rate               4.4%       5.3%       6.2%
Expected life of options           5 years    5 years    5 years


         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during fiscal years 2002, 2001, and 2000, was $3.22, $4.06, and $5.07, respectively.

         We have five employee Stock Option Plans (1986, 1994, 1997, 1999, and
2001). Options to purchase Common Stock of the Company are granted to employees at 100% of fair market value on the date of grant and generally become exercisable at 20% of the total grant at the end of each year. The options are cumulatively exercisable and expire seven years after the date of grant.

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $682,950 based on our fair market value of $4.71 per common share at the date of grant, will be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on increases in our stock price. Excluding the acceleration provision, the expected financial impact of the stock grant will be approximately $106,000 annually, net of tax, or $0.01 per share.

         We also have a director performance Stock Option Plan that reserved 300,000 shares of Common Stock for option grants. The options are granted with exercise prices equal to market value on the date of grant. The options become exercisable after seven years and expire ten years after the date of grant. Certain acceleration provisions apply if the stock price increases significantly prior to the end of seven years.

         Stock option activity is summarized as follows:

                                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                ---------------------------      -----------------------
                                                                  WEIGHTED                      WEIGHTED
                                   SHARES                          AVERAGE                       AVERAGE
                                 AVAILABLE         NUMBER           PRICE         NUMBER          PRICE
                                 FOR GRANT       OF SHARES        PER SHARE     OF SHARES       PER SHARE
                                ----------       ---------        ---------     ---------      ----------
Balance July 2, 1999              840,299        2,886,227       $   10.60        938,566      $   11.24
   Granted                        (33,000)          33,000            9.03
   Exercised                           --          (49,038)           5.77
   Cancelled                      640,380         (640,380)          10.69
   Expired                        (23,633)              --
                                ---------       ----------                      ---------

Balance June 30, 2000           1,424,046        2,229,809           10.69        925,524          11.14
   2001 Stock Option Plan       1,000,000               --
   Granted                       (792,200)         792,200            7.63
   Exercised                           --         (200,597)           8.89
   Cancelled                      417,160         (417,160)          10.30
   Expired                        (97,960)              --
                                ---------       ----------                      ---------

Balance June 29, 2001           1,951,046        2,404,252            9.90      1,271,303          10.97
   Granted                       (591,900)         591,900            5.51
   Exercised                           --           (2,000)           7.09
   Cancelled                    1,345,532       (1,345,532)          10.48
   Expired                        (55,840)              --
                                ---------       ----------                      ---------

Balance June 28, 2002           2,648,838        1,648,620       $    7.85        598,588      $    9.16
                                =========       ==========                      =========


         The following table summarizes information about stock options outstanding at June 28, 2002.

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       -----------------------------------------     -------------------------
                                   WEIGHTED AVERAGE    WEIGHTED                      WEIGHTED
                                      REMAINING         AVERAGE                       AVERAGE
    RANGE OF             NUMBER      CONTRACTUAL         PRICE        NUMBER           PRICE
 EXERCISE PRICES       OF SHARES        LIFE           PER SHARE     OF SHARES       PER SHARE
 ---------------       ---------   ---------------     ---------     ---------       ---------
$    4.33 -  6.21        451,100       6.2 yrs          $  5.24           720         $  5.03
$    6.23 -  7.38        446,950       5.4 yrs          $  7.21       126,353         $  7.13
$    7.50 -  8.28        389,115       3.6 yrs          $  7.98       264,874         $  7.93
$    8.63 - 21.88        361,455       2.7 yrs          $ 11.74       206,641         $ 11.99
                       ---------                                      -------
$    4.33 - 21.88      1,648,620       4.6 yrs          $  7.85       598,588         $  9.16
                       =========                                      =======

         In fiscal 2001 we modified option terms in the Separation Agreement entered into with Maurice R. Taylor, our former Chairman and Chief Executive Officer. The modification caused all of Taylor's options to vest immediately and to extend the exercise dates for all options through January 5, 2002. The Company recognized $938,000 of compensation expense as a result of the modification. The majority of these options expired unexercised. See Note 10, Notes to Consolidated Financial Statements.


9.       EMPLOYEE BENEFIT PLANS

         We have a qualified 401(k) Employee Savings Plan covering substantially all employees. Our required contributions to the Plan, representing 401(k) matching contributions only, to employees of continuing and discontinued operations, were $209,000, $188,000, and $165,000 in fiscal years 2002, 2001, and 2000, respectively.

         We have an Employee Stock Purchase Plan. There were 35,187, 29,172, and 35,467 shares of common stock issued under the plan during fiscal years 2002, 2001, and 2000, respectively. There were 91,951 shares available for purchase under the Plan at June 28, 2002.


10.      RELATED PARTY TRANSACTIONS

         On April 9, 1997, we entered into a guaranty of a personal loan with USBank on behalf of Maurice R. Taylor, at the time our Chairman and Chief Executive Officer. Taylor's USBank loan allowed him to avoid liquidation of a substantial number of our shares pledged as security. There was $675,000 of indebtedness under the guarantee on June 30, 2000. On July 1, 2000, Taylor resigned as Chairman and became Chairman and CEO of our wholly-owned subsidiary, MEDgenesis Inc. MEDgenesis assumed our guaranty of Taylor's loan on that date and subsequently loaned Taylor funds sufficient to pay off his debt to USBank. USBank extinguished our guaranty at that time, and Taylor gave MEDgenesis a promissory note, due December 31, 2001, a residential mortgage, and a pledge agreement. Taylor's term as a Director ended on November 27, 2000.

         When we sold the MEDgenesis assets to Medisys on January 5, 2001, Medisys did not acquire the Taylor promissory note, pledge agreement, or mortgage. Accordingly, these commitments remain assets belonging to us as parent company. Taylor failed to pay the full balance due on the note when it came due on December 31, 2001, and is in default under the terms of the note and residential mortgage. We commenced a lawsuit against Taylor to obtain a judgment for the sum due and an order permitting foreclosure of the residential mortgage. The lawsuit is venued in the United States District Court in St. Paul, Minnesota and is scheduled for trial commencing in June, 2003.

         Concurrent with the sale of MEDgenesis assets, we entered into a Separation Agreement with Taylor related to Taylor's Employment Agreement. Under the terms of the Employment Agreement, we made a payment to Taylor of $1,226,000. The Separation Agreement also created an immediate vesting of all of Taylor's outstanding stock options and extended his period to exercise options to January 5, 2002. The Separation Agreement also allowed for office space access and health care insurance for twelve months.

         The modification to Taylor's option terms created a new measurement date requiring us to record compensation expense for the excess of the share price on January 5, 2001 over the option exercise price at grant date. This modification resulted in a $938,000 non-cash charge to compensation expense. Both the $1,226,000 severance payment and the $938,000 non-cash charge were charged against the gain on the sale of MEDgenesis, as part of discontinued operations.

11.      SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc. represented 26.0%, 33.2%, and 26.1% of our revenue in fiscal years 2002, 2001, and 2000, respectively. No other private payor or single government agency represented more than 10% of our revenues.

         We use McKesson Corporation, a large national distributor, to supply pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 91.7%, 85.2%, and 79.5% of our continuing operations inventory purchases for fiscal years 2002, 2001, and 2000, respectively. In the event that we are unable to purchase pharmaceuticals through this distributor, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

         Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectable amounts. Aetna, Inc. represents 19.4% and 25.1% of our accounts receivable balance for the fiscal years ended 2002 and 2001, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations. We grant credit without collateral to our patients and payors.


12.      BUSINESS SEGMENT INFORMATION

         We have two reportable segments:

         - Mail Order - provides prescription drug and ancillary medical supplies via mail service to patients with a wide variety of high-cost chronic conditions including solid organ transplants, anemia, cancer, endometriosis, growth hormone deficiency, hemophilia, Hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, respiratory syncytial virus, and rheumatoid arthritis. We have contracts with HMOs, major health insurers, Medicare and Medicaid, and other managed health plans covering a substantial population. We distribute these critical medications directly to patients nationwide while ensuring competitive prices to payors. We also distribute products directly to physicians office, for administration at their office. We coordinate our services with payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, we work with physicians to develop therapy management guidelines through ongoing monitoring and evaluation of patient responsiveness and compliance to the treatment.

         - Retail - branded as StatScript Pharmacy, we believe it to be the largest network of community-based HIV/AIDS pharmacies in the country, currently with 27 pharmacies. Although committed to the HIV/AIDS patient, StatScript also serves organ transplant recipients and other patients with conditions treated with biotech injectable medication. Key to the successful care of patients is StatScript's efforts with community resources, education of the patient, clinical team communication, and complete patient tracking.

         Our reportable segments are made up of business lines that offer related products and services to patients with chronic health conditions but through separate distribution channels. We evaluate performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. All of our operations and assets are located in the United States.

         The table below presents information by reportable segment.

      (IN THOUSANDS)                                  MAIL ORDER          RETAIL           TOTAL
                                                      ----------         --------         --------
For the Year Ended June 28, 2002
      Revenues                                          $173,202         $224,235         $397,437
      Income from Operations                               2,166             (308)           1,858
      Depreciation and Amortization                        1,051            1,820            2,871
      Additions to Property and Equipment                    519            1,601            2,120
      Segment Assets                                      28,275           61,419           89,694

For the Year Ended June 29, 2001
      Revenues                                          $153,461         $144,464         $297,925
      Income (Loss) from Operations                         (314)          (5,110)          (5,424)
      Depreciation and  Amortization                       1,558            2,498            4,056
      Additions to Property and Equipment                  1,193            2,406            3,599
      Segment Assets                                      31,210           55,612           86,822

For the Year Ended June 30, 2000
      Revenues                                          $119,170         $103,327         $222,497
      Income (Loss) from Operations                         (213)          (2,384)          (2,597)
      Depreciation and Amortization                        1,486            2,598            4,084
      Additions to Property and Equipment                    801              654            1,455
      Segment Assets                                      33,575           27,818           61,393


         Income from operations for fiscal year 2002 includes special charges totaling $3.6 million relating to the retail segment for transferring the StatScript headquarters from Kansas City to Minneapolis, store closing costs, and expenses associated with the fiscal 2001 financial restatement.

         Income from operations for fiscal year 2000 includes $6.9 million of corporate charges relating to a write-down of its investment in Clinical Partners, costs to retain an investment banker to review corporate strategic alternatives, and costs related to a contemplated spin-off of MEDgenesis, Inc.

         The following table is a reconciliation of reportable segment information to our consolidated totals.

                                                                                      Fiscal Year Ended
                                                                 -----------------------------------------------------------
(IN THOUSANDS)                                                     2002                       2001                   2000
                                                                   ----                       ----                   ----
Total Consolidated Revenue                                       $ 397,437                 $ 297,925              $ 222,497

INCOME (LOSS) FROM CONTINUING OPERATIONS
Total for reportable segments                                    $   1,858                 $  (5,424)             $  (2,597)
Unallocated amounts:
 -  Corporate G&A                                                                               (350)                (1,018)
 -  Interest income (expense)                                          104                       568                   (191)
 -  Other income (expense)                                           3,906                    (1,837)                    --
 -  Clinical Partners write-off                                                                   --                (5,500)
                                                                 ---------                 ---------              ---------
Income (loss) from continuing operations before income taxes     $   5,868                 $  (7,043)             $  (9,306)
                                                                 =========                 =========              =========

Depreciation and amortization                                    $   2,871                 $   4,056              $   4,084
                                                                 =========                 =========              =========

ASSETS
Total for reportable segments                                    $  89,694                 $  86,822              $  61,393
Corporate assets                                                     9,801                    12,171                  6,572
                                                                 ---------                 ---------              ---------
Total consolidated assets of continuing operations               $  99,495                 $  98,993              $  67,965
                                                                 =========                 =========              =========


         Corporate assets consist primarily of deferred taxes, taxes receivable, prepaid expenses, certain receivables and deposits, and unallocated Corporate fixed assets.


13.      LITIGATION

         On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against Chronimed and certain of our current and former officers. The Complaint alleges that Chronimed and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were brought by other plaintiffs during the weeks following the initial filing. The nine lawsuits have been consolidated into a single case.

         The Complaints allege in general terms that we made false and misleading statements about its financial statements in violation of the securities laws. The alleged violations arise out of the requirement to restate previously issued financial statements. The Company issued public statements regarding these matters on June 14, June 21, August 14, August 23, and September 25, 2001. Each plaintiff seeks compensatory damages in an unstated amount, interest, fees, expenses, and unspecified equitable relief. We are unable to reasonably quantify the alleged damages on the basis of the general allegations of the Complaints. We believe that the above claims are wholly without merit and will vigorously defend against the lawsuits.


14.      QUARTERLY RESULTS - UNAUDITED

         The following tables present our results of operations and earnings per share on a quarterly basis for fiscal 2002 and 2001.

                                QUARTERLY RESULTS


                                                                     Fiscal Year 2002
                                             ------------------------------------------------------------------
                                             QUARTER 1     QUARTER 2      QUARTER 3     QUARTER 4    YEAR ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     SEPT 28,       DEC 28,        MAR 29,       JUN 28,       JUN 28,
                                               2001          2001           2002          2002          2002
                                             ---------     ---------      ---------     ---------    ----------
Revenue .................................      $93,428      $100,554      $102,360      $101,095      $397,437
Gross profit ............................       11,544        12,042        12,025        12,121        47,732
Net income from continuing operations ...            3           328           866         2,540         3,737
Net income ..............................            3           328           866         2,540         3,737

Basic and diluted net income per share ..      $  0.00      $   0.03      $   0.07      $   0.21      $   0.30

Weighted average shares outstanding -
    Basic ...............................       12,315        12,315        12,317        12,336        12,321
    Diluted .............................       12,315        12,316        12,394        12,371        12,342

         Our results of operations for the first quarter ended September 28, 2001, include pre-tax charges of $1.4 million or $0.07 per share for the costs of transferring Kansas City retail headquarters to Minneapolis and costs associated with the fiscal 2001 financial restatement.

         Our results of operations for the second quarter ended December 28, 2001, include pre-tax charges of $0.8 million or $0.04 per share for the costs of transferring Kansas City retail headquarters to Minneapolis and costs associated with closing five retail locations.

         Our results of operations for the fourth quarter ended June 28, 2002, include pre-tax charges of $1.4 million or $0.06 per share for costs associated with closing nine retail locations. Also included in our results of operations for the fourth quarter ended June 28, 2002 was a $3.8 million or $0.19 per share gain from the collection of a previously reserved note receivable associated with the sale of the Home Service Medical business.


                                                                          Fiscal Year 2001
                                                 ----------------------------------------------------------------------
                                                 QUARTER 1       QUARTER 2     QUARTER 3      QUARTER 4      YEAR ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         SEPT 29,         DEC 29,       MAR 30,        JUN 29,         JUN 29,
                                                   2000            2000          2001           2001            2001
                                                 ---------       ---------     ---------      ---------      ----------
Revenue ...................................      $ 62,844       $ 69,094       $ 77,991       $ 87,996       $ 297,925
Gross profit ..............................         8,148          8,349          9,128         10,068          35,693
Net (loss) from continuing operations .....          (703)          (313)          (411)        (3,031)         (4,458)
Net income (loss) .........................          (239)           768         13,282         (3,034)         10,777

Basic and diluted earnings per share -
     continuing operations ................      $  (0.06)      $  (0.03)      $  (0.03)      $  (0.25)      $   (0.37)

Basic and diluted earnings per share ......      $  (0.02)      $   0.06       $   1.09       $  (0.25)      $    0.88

Weighted average shares outstanding - basic
    and diluted ...........................        12,147         12,155         12,222         12,299          12,206

         Our net income for the third quarter ended March 30, 2001 includes an after-tax gain of $13.8 million, or approximately $1.13 per share, on the sale of our MEDgenesis subsidiary.

         Our results of operations for the fourth quarter ended June 29, 2001 include a pre-tax loss on the sale of Available-for-Sale securities of $1.8 million, or approximately $0.09 per share on an after-tax basis.

                                 CHRONIMED INC.
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            FOR CONTINUING OPERATIONS
                                 (IN THOUSANDS)


              COLUMN A                         COLUMN B           COLUMN C                COLUMN D       COLUMN E
              --------                         --------           --------                --------       --------
                                                                         CHARGED TO
                                               BALANCE AT  CHARGED TO       OTHER
                                               BEGINNING   COSTS AND      ACCOUNTS -    DEDUCTIONS -   BALANCE AT END
DESCRIPTION                                    OF PERIOD    EXPENSES       DESCRIBE      DESCRIBE        OF PERIOD
-----------                                    ----------  ----------    -----------    ------------   --------------
Year ended June 28, 2002
Reserves and allowances deducted from asset
  accounts:
     Allowance for doubtful accounts ......      $4,490      $ 3,504      $    --         $ 2,566(3)      $5,428
     Allowance for payor discounts ........       5,174           --       23,051(1)       24,730(2)       3,495
                                                 ------      -------      -------         -------         ------
                                                 $9,664      $ 3,504      $23,051         $27,296         $8,923

Year ended June 29, 2001
Reserves and allowances deducted from
  asset accounts:
     Allowance for doubtful accounts ......      $6,465      $ 7,140      $    --         $ 9,115(3)      $4,490
     Allowance for payor discounts ........       1,994           --       16,719(1)       13,539(2)       5,174
                                                 ------      -------      -------         -------         ------
                                                 $8,459      $ 7,140      $16,719         $22,654         $9,664

Year ended June 30, 2000
Reserves and allowances deducted from asset
  accounts:
     Allowance for doubtful accounts ......      $1,158      $ 7,154      $    --         $ 1,847(3)      $6,465
     Allowance for payor discounts ........       1,222           --        7,524(1)        6,752(2)       1,994
                                                 ------      -------      -------         -------         ------
                                                 $2,380      $ 7,154      $ 7,524         $ 8,599         $8,459

--------------

(1)      Estimated payor discounts charged to revenue
(2)      Actual payor discounts taken
(3)      Uncollectable accounts written off, net of recoveries