Form 10-Q
period 2002-09-27
CHRONIMED INC
filed 2002-11-06
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                       -----------------------------------

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                            41-1515691
           ---------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                       -----------------------------------

                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343

                    (Address of principal executive offices)
                                   (Zip Code)

                       -----------------------------------

        Registrant's telephone number, including area code (952) 979-3600

                       -----------------------------------

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

      Common Stock, $.01 par value - 12,477,501 shares outstanding as of November 5, 2002

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 2002

                                      INDEX




PART I.   FINANCIAL INFORMATION                                                                            PAGE
-------------------------------                                                                            ----
Item 1.   Financial Statements

                Consolidated Balance Sheets - September 27, 2002 (unaudited) and June 28, 2002              2

                Consolidated Statements of Operations (unaudited) - Three months ended
                September 27, 2002 and September 28, 2001                                                   3

                Consolidated Statements of Cash Flows (unaudited) - Three months ended
                September 27, 2002 and September 28, 2001                                                   4

                Notes to Consolidated Financial Statements - September 27, 2002                           5 - 8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           9 - 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                        13

Item 4.   Controls and Procedures                                                                           13


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                                                 14

Items 2-5 have been omitted since all items are not applicable or the answers are negative.

Item 6.   Exhibits and Reports on Form 8-K

          a.)      Exhibits                                                                                 14

          b.)      Reports on Form 8-K                                                                      14


SIGNATURES                                                                                                  15
----------


CERTIFICATIONS                                                                                           16 - 17
--------------


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                SEPTEMBER 27,
                                                                                    2002                  JUNE 28,
                                                                                 (UNAUDITED)                2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                                     $   9,030              $  6,306
    Accounts receivable (net of allowances of $7,182 and $8,923
        at September 27, 2002 and June 28, 2002, respectively)                       40,879                44,461
    Inventory                                                                         9,841                 8,334
    Prepaid expenses                                                                  1,578                 1,062
    Deferred taxes                                                                    3,437                 3,437
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                         64,765                63,600

Property and equipment, net                                                           5,203                 5,485

Goodwill, net of accumulated amortization of $5,340                                  30,233                30,233
Other assets, net                                                                       161                   177
---------------------------------------------------------------------------------------------------------------------
        Total assets                                                              $ 100,362              $ 99,495
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                              $  15,738              $ 14,811
    Accrued expenses                                                                  2,720                 3,117
    Accrued bonus                                                                       350                 1,174
    Income taxes payable                                                                806                   648
---------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    19,614                19,750

Deferred taxes                                                                          344                   344

Shareholders' equity
    Preferred stock                                                                       -                     -
    Common stock, issued and outstanding shares--
          12,498 and 12,353, respectively                                               125                   124
    Additional paid-in capital                                                       55,803                55,122
    Unearned compensation                                                              (654)                    -
    Retained earnings                                                                25,130                24,155
---------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                   80,404                79,401
---------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                $ 100,362              $ 99,495
=====================================================================================================================






                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                                  THREE MONTHS ENDED
                                                                      ---------------------------------------------
                                                                        SEPTEMBER 27,               SEPTEMBER 28,
                                                                            2002                        2001
-------------------------------------------------------------------------------------------------------------------
Revenue
   Mail Order                                                           $  41,715                    $  40,325
   Retail                                                                  58,178                       53,103
-------------------------------------------------------------------------------------------------------------------
      Total revenue                                                        99,893                       93,428

Cost of revenue                                                            87,917                       81,884
-------------------------------------------------------------------------------------------------------------------
        Gross profit                                                       11,976                       11,544

Operating expenses
    Selling and marketing                                                     923                          841
    General and administrative                                              9,020                       10,145
    Bad debt expense                                                          511                          623
-------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                           10,454                       11,609

Income (loss) from operations                                               1,522                          (65)

Interest income                                                                63                          112
Interest expense                                                                -                          (87)
Other income                                                                    -                           45
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  1,585                            5
Income tax expense                                                           (610)                          (2)
-------------------------------------------------------------------------------------------------------------------
Net income                                                              $     975                    $       3
===================================================================================================================

Basic and diluted net income per share                                  $    0.08                    $    0.00
===================================================================================================================

Basic weighted-average shares                                              12,353                       12,315
Diluted weighted-average shares                                            12,363                       12,315






                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                           THREE MONTHS ENDED
                                                                                --------------------------------------
                                                                                 SEPTEMBER 27,           SEPTEMBER 28,
                                                                                     2002                    2001
----------------------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                                    $   975                 $     3

    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                             596                     731
            Amortization of restricted stock                                           28                       -
            Changes in operating assets and liabilities:
                Accounts receivable                                                 3,582                  (1,300)
                Income taxes                                                          158                     (30)
                Inventory                                                          (1,507)                 (1,930)
                Accounts payable                                                      927                     177
                Accrued expenses                                                   (1,221)                    329
                Other assets                                                         (505)                   (213)
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                         3,033                  (2,233)

Investing activities
    Purchases of property and equipment                                              (309)                   (460)
----------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                        (309)                   (460)

Financing activities
    Net proceeds from borrowings                                                        -                   6,300
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                       -                   6,300

    Increase in cash and cash equivalents                                           2,724                   3,607
    Cash and cash equivalents at beginning of period                                6,306                       -
----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                    $ 9,030                 $ 3,607
======================================================================================================================

SUPPLEMENTAL DISCLOSURES
    Income taxes paid                                                             $   919                 $    31
    Interest payments                                                             $     -                 $    92






SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    - In first quarter fiscal 2003, we granted 145,000 shares of restricted stock to our officers. We recognized $28,000 of compensation expense in the quarter ended September 27, 2002, related to the grant.


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003. The balance sheet at June 28, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

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

3.       PER SHARE DATA

         Earnings per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include restricted stock awards and dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted earnings per share calculation is as follows:

                                                                                     THREE MONTHS ENDED
                                                                           -----------------------------------------
                                                                           SEPTEMBER 27,               SEPTEMBER 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                           2002                        2001
                                                                           -----------------------------------------
Numerator
    Net income                                                               $   975                      $     3

Denominator
    Denominator for basic net income per share -
        weighted average shares outstanding                                   12,353                       12,315
    Effect of dilutive stock options and restricted stock                         10                            -
    Denominator for diluted net income per share -
        weighted average shares outstanding                                   12,363                       12,315

Basic and diluted net income per share                                       $  0.08                      $  0.00



         Employee stock options of 1,971,420 and 2,753,662 for the first quarters of fiscal years 2003 and 2002, respectively, have been excluded from diluted net income per share calculation because their exercise prices were greater than the average market price of the common stock for the respective periods.

4.       SHAREHOLDERS' EQUITY

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

5.       SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc. represented 24.5% of our revenue in the first quarter of fiscal 2003 and 25.3% of our revenue in the first quarter of fiscal 2002. No other private payor or single government agency represented more than 10% of our revenues.

         We use McKesson Corporation, a large national distributor, to supply pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 93.1% and 89.2% of our inventory purchases for the first quarters of fiscal years 2003 and 2002, respectively. In the event that we are unable to purchase pharmaceuticals through this distributor, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

         Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectable amounts. Aetna, Inc. represents 21.3% and 21.7% of our accounts receivable balance at September 27, 2002, and June 28, 2002, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations. We grant credit without collateral to our patients and payors.

6.       BUSINESS SEGMENT INFORMATION

         We have two reportable segments. The Mail Order segment includes the results of our biotech injectables and organ transplant business lines. The Retail segment consists of our StatScript Pharmacy stores which serve primarily HIV/AIDS patients and organ transplant recipients.

         Our reportable segments are made up of business lines that offer related products and services to patients with chronic health conditions but through separate distribution channels. We evaluate performance based on profit or loss from operations before interest and income taxes.

         The table below presents information by reportable segment.




(IN THOUSANDS)                                                   MAIL ORDER            RETAIL             TOTAL
------------------------------------------------------------------------------------------------------------------
For the three months ended September 27, 2002
      Revenue                                                     $ 41,715            $ 58,178           $ 99,893
      Income from operations                                           524                 998              1,522

For the three months ended September 28, 2001
      Revenue                                                     $ 40,325            $ 53,103           $ 93,428
      Income (loss) from operations                                    270                (335)               (65)





         Income from operations for the three months ended September 28, 2001 includes special charges totaling $1.4 million relating to the retail segment for transferring the StatScript headquarters from Kansas City to Minneapolis and expenses associated with the fiscal 2001 financial restatement.

         The following table is a reconciliation of reportable segment information to our consolidated totals.



                                                                                       THREE MONTHS ENDED
                                                                        -----------------------------------------------
                                                                         SEPTEMBER 27,                    SEPTEMBER 28,
(IN THOUSANDS)                                                                2002                             2001
-----------------------------------------------------------------------------------------------------------------------
Total consolidated revenue                                                 $ 99,893                         $ 93,428

INCOME (LOSS) FROM OPERATIONS
Total for reportable segments                                              $  1,522                         $    (65)
Unallocated amounts:
 -  Interest income                                                              63                               25
 -  Other income                                                                  -                               45
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                 $  1,585                         $      5
=======================================================================================================================


         The following table presents assets by reportable segment.



(IN THOUSANDS)                                              MAIL ORDER          RETAIL           CORPORATE           TOTAL
----------------------------------------------------------------------------------------------------------------------------
For the three months ended September 27, 2002
      Segment assets                                        $ 28,543          $ 59,104           $ 12,715         $ 100,362

For the three months ended June 28, 2002
      Segment assets                                        $ 28,275          $ 61,419           $  9,801         $  99,495




         Corporate assets consist primarily of deferred taxes, taxes receivable, prepaid expenses, certain receivables and deposits, and unallocated corporate fixed assets.

7.       COMPREHENSIVE INCOME

         Comprehensive income was $1.0 million and $0.0 million for the first quarters of fiscal years 2003 and 2002, respectively. Net income equaled comprehensive income for the respective periods.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

THREE MONTHS ENDED SEPTEMBER 27, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 28,
2001

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE



                                                                                                     THREE MONTHS ENDED
                                                                                     --------------------------------------------
                                                                                             SEPTEMBER 27,         SEPTEMBER 28,
                                                                                                  2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
Revenue
    Mail Order                                                                                    41.8%                  43.2%
    Retail                                                                                        58.2                   56.8
---------------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                                                100.0                  100.0
Cost of revenue                                                                                   88.0                   87.6
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                      12.0                   12.4
Operating expenses
    Selling and marketing                                                                          0.9                    0.9
    General and administrative                                                                     9.1                   10.9
    Bad debt expense                                                                               0.5                    0.7
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                          10.5                   12.5
Income (loss) from operations                                                                      1.5                   (0.1)
Interest income (expense), net                                                                     0.1                      -
Other income                                                                                         -                    0.1
Income tax expense                                                                                (0.6)                     -
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                         1.0%                   0.0%
=================================================================================================================================




Revenue

         Revenue increased $6.5 million or 6.9% from $93.4 million in the first quarter of fiscal 2002 to $99.9 million in the first quarter of fiscal 2003.



                                                                           THREE MONTHS ENDED
                                                               --------------------------------------
                                                                SEPTEMBER 27,           SEPTEMBER 28,
(DOLLAR AMOUNTS IN THOUSANDS)                                       2002                    2001              % CHANGE
-----------------------------------------------------------------------------------------------------------------------
Mail Order segment
    On-going business                                            $ 41,715                $ 40,325                3.4%
-----------------------------------------------------------------------------------------------------------------------
        Total Mail Order                                           41,715                  40,325                3.4%
Retail segment
    On-going business                                              58,178                  48,244               20.6%
    Stores closed in FY2002                                             -                   4,859            (100.0)%
-----------------------------------------------------------------------------------------------------------------------
        Total Retail                                               58,178                  53,103                9.6%
-----------------------------------------------------------------------------------------------------------------------
Total Company                                                    $ 99,893                $ 93,428                6.9%
=======================================================================================================================


         The Mail Order segment revenue grew 3.4% for the first quarter of fiscal 2003 compared to the same period last year. The Mail Order patient base and order activity in fiscal 2003 is level with fiscal 2002. Payor reimbursements from Aetna represented 58.6% and 58.7% of our Mail Order revenues for the first quarters of fiscal years 2003 and 2002, respectively. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the first quarter of fiscal years 2003 and 2002.

         The Retail segment revenue grew 9.6% for the first quarter of fiscal 2003 compared to the same period last year due to continued additions of new patients at existing stores. Excluding the revenue from the fourteen StatScript retail locations closed during fiscal 2002, Retail revenue increased $9.9 million or 20.6% during the first quarter of fiscal 2003. The same store growth was due to a combination of increased anti-viral medication volume bolstered by increased post-transplant drug sales. We plan to continue our expansion of Retail product offerings beyond our HIV/AIDS focus, to include post-transplant and Hepatitis C medications. A single private payor represented approximately 6.4% and 6.0% of our on-going Retail revenues in the first quarters of fiscal years 2003 and 2002, respectively.

Cost of Revenue and Gross Profit

         Total gross profit dollars increased $0.5 million or 3.7% from $11.5 million in the first quarter of fiscal 2002 to $12.0 million in the first quarter of fiscal 2003. Gross margins as a percentage of revenue declined from 12.4% to 12.0% during this period.

         Mail Order margins as a percentage of revenue increased slightly from the year ago period due to a stabilization in pricing pressures in markets we serve, improved purchasing programs, and a change in product mix toward higher margin products. Aetna represented 35.5% and 30.1% of our Mail Order margins for the first quarters of fiscal years 2003 and 2002, respectively.

         Retail margins as a percentage of revenue decreased slightly from the year ago period primarily due to pricing pressures in selected geographic markets and store locations. A single private payor represented 8.8% and 9.6% of our Retail margins for the first quarters of fiscal years 2003 and 2002, respectively.

         We anticipate that payors will continue to exert downward pressure on the prices we will be able to charge as payors continue to seek containment of healthcare costs, which will negatively affect margins in the future. We are working to offset this pricing pressure in a number of ways, including sales and marketing efforts to direct more profitable medications into both the Retail and Mail Order segments; enhanced programs with manufacturers, wholesalers, and group purchasing organizations to reduce product costs; and a store-by-store focus on payor and product mix to improve gross margins.

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

Selling and Marketing Expenses

         Our selling and marketing expenses increased $0.1 million or 9.8% from $0.8 million in the first quarter of fiscal 2002 to $0.9 million in the first quarter of fiscal 2003. This increase in expenses is primarily due to head count additions and increased travel and promotion activities. Marketing expenses as a percentage of revenue remained unchanged at 0.9% in the first quarters of fiscal 2003 and fiscal 2002.

         We operate a consolidated selling and marketing organization serving both the Mail Order and Retail segments. We believe this integrated approach increases the effectiveness of our selling and marketing efforts.

General and Administrative Expenses

         The following chart shows the quarter to quarter comparisons of general and administrative expenses, excluding bad debt expense.


                                                                  THREE MONTHS ENDED
                                                         ---------------------------------------
                                                          SEPTEMBER 27,            SEPTEMBER 28,
(DOLLAR AMOUNTS IN THOUSANDS)                                 2002                     2001                 % Change
---------------------------------------------------------------------------------------------------------------------
    On-going business                                       $ 9,020                 $  7,965                  13.2%
    Stores closed in fiscal year 2002                             -                      789               (100.0)%
    Transition and restatement costs                              -                    1,391               (100.0)%
---------------------------------------------------------------------------------------------------------------------
Total Company                                               $ 9,020                 $ 10,145                (11.1)%
=====================================================================================================================




         Our general and administrative expenses decreased $1.1 million or 11.1% from $10.1 million in the first quarter of fiscal 2002 to $9.0 million in the first quarter of fiscal 2003. As a percentage of revenue, general and administrative costs decreased from 10.9% to 9.0%. The decrease was due to two significant factors. First, the first quarter fiscal 2002 general and administrative expenses included $1.4 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis and costs associated with the fiscal 2001 financial restatement. No similar costs were incurred in the first quarter of fiscal 2003. Second, the first quarter fiscal 2002 general and administrative expenses included $0.8 million related to the operations from fourteen Retail stores that closed in the latter part of fiscal 2002. The decrease was offset by higher lease and pharmacist operating costs in existing specialty pharmacy stores.

Bad Debt Expenses

         Our bad debt expense decreased $0.1 million or 18.0% from $0.6 million in the first quarter of fiscal 2002 to $0.5 million in the first quarter of fiscal 2003. Bad debt expenses represented 0.5% and 0.7% of revenues for the first quarter of fiscal 2003 and fiscal 2002, respectively. The decrease in bad debt expense reflects our consolidation of billing and collection operations to our Minneapolis headquarters and related process improvements. We expect our future bad debt expense to continue at or below 1% of revenue.

Interest Income

         Interest income, net of interest expense, in the first quarter of fiscal 2003 was consistent with the same period last year. Included in interest income for the first quarter of fiscal 2002 was $0.1 million of interest on a note receivable with the buyer of our HSM business in September 2000. This note was paid in full in fourth quarter of fiscal 2002 and as a result did not generate interest income in the first quarter of fiscal 2003. We had a $10.4 million balance on our line of credit at September 28, 2001, incurring interest expense for first quarter fiscal 2002, compared to a zero balance on our line of credit at September 27, 2002, resulting in no interest expense for first quarter fiscal 2003.

Income Taxes

         Our income tax rate was 38.5% in the first quarter ended September 27, 2002, compared to 39.0% in the first quarter ended September 28, 2001. Looking forward, we expect our combined Federal and State tax rate to approximate 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 27, 2002, we had $45.2 million of working capital, compared to $43.9 million as of June 28, 2002. During the first quarter of fiscal 2003, we generated $3.0 million of cash from operating activities. The average days sales outstanding (DSO) of our accounts receivable improved from 44 days at June 28, 2002, to 40 days at September 27, 2002. We generated $3.6 million in cash from our receivable collections due to faster payment from our larger payors and active collection efforts. We expect our receivables to continue to perform in the low forty DSO range or better during the remainder of fiscal 2003. The average days inventory on hand increased from 9 days at June 28, 2002, to 10 days at September 27, 2002. We used $1.5 million to finance our inventory growth. We expect our inventory to perform at or below 10 days through the remainder of the year. In addition, we used $1.2 million in cash to pay the bonuses for fiscal year 2002 and to pay expenses accrued for the store closings.

         We used approximately $0.3 million of cash in investing activities during the first quarter of fiscal 2003 for leasehold improvements for the StatScript specialty pharmacies and for computer hardware and software.

         We had no long-term debt as of September 27, 2002. Shareholders' equity as of fiscal 2003 first quarter-end and fiscal year-end 2002 was $80.4 million and $79.4 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of fiscal 2003 first quarter-end and fiscal year-end 2002 were $50.2 million and $49.2 million, respectively. As of June 28, 2002, we had a secured line of credit totaling $30 million. We are in compliance with the debt covenants of the line of credit as of September 27, 2002. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at Prime Rate. The line of credit expires in January, 2003. We are currently in the process of securing a new, long-term line of credit agreement, which we expect to complete by December, 2002.

         There were no short-term borrowings outstanding under our line of credit at September 27, 2002. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions or capital spending projects. We are not currently planning any major capital projects beyond our normal requirements of $2 to $3 million per year.

         Our future contractual commitments consist entirely of payments due under operating leases. See Note 5, Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

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

FORWARD-LOOKING STATEMENTS

         Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with drug manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid; loss of relationships with payors (including Aetna or other large contracts); negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses; the impairment of a significant amount of our goodwill; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations; other activities of government agencies; our ability to obtain competitive financing to fund operations and growth; continuing qualifications to list our securities on a national stock exchange; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely information; computer system, software, or hardware failures or malfunctions; heightened competition; and loss or retirement of key executives or changes in ownership. We urge you to read the cautionary statement filed as Exhibit 99.1 to our most recently filed Form 10-K.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Our short-term borrowings bear interest at variable rates based on the prime rate. A 10% increase in interest rates would not have a significant effect on our interest expense based on current borrowing levels. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

ITEM 4.           CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of filing this report on October 22, 2002. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings involving Chronimed Inc or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

         We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)       Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHRONIMED INC.

Dated:  November 6, 2002                 By   /s/ HENRY F. BLISSENBACH
                                              ----------------------------------
                                              Henry F. Blissenbach
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Dated:  November 6, 2002                      /s/ GREGORY H. KEANE
                                              ----------------------------------
                                              Gregory H. Keane
                                              Vice President, Chief Financial
                                              Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                 CERTIFICATIONS



I, Henry F. Blissenbach, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of Chronimed Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 6, 2002



/s/ HENRY F. BLISSENBACH
----------------------------------------------
Henry F. Blissenbach
Chief Executive Officer

I, Gregory H. Keane, certify that:

   1.    I have reviewed this quarterly report on Form 10-Q of Chronimed Inc;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 6, 2002



/s/ GREGORY H. KEANE
----------------------------------------------
Gregory H. Keane
Chief Financial Officer