Form 10-Q
period 2002-12-27
CHRONIMED INC
filed 2003-02-07
CIK 883813

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2002

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

     Common Stock, $.01 par value - 12,496,916 shares outstanding as of January 31, 2003


================================================================================

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 27, 2002

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                            PAGE
-------------------------------                                                                            ----
Item 1.  Financial Statements

                  Consolidated Balance Sheets -- December 27, 2002 (unaudited) and June 28, 2002              2

                  Consolidated Statements of Operations (unaudited) -- Three and six months ended
                  December 27, 2002 and December 28, 2001                                                     3

                  Consolidated Statements of Cash Flows (unaudited) -- Six months ended  December 27,
                  2002 and December 28, 2001                                                                  4

                  Notes to Consolidated Financial Statements -- December 27, 2002                           5 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              9 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          14

Item 4.  Controls and Procedures                                                                             14


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                   15

Items 2, 3, and 5 have been omitted since all items are not applicable or the answers are negative.

Item 4:  Submission of Matters to a Vote of Security Holders                                                 15

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits                                                                                   15

         b.)      Reports on Form 8-K                                                                        15


SIGNATURES                                                                                                   16
----------


CERTIFICATIONS                                                                                             17 - 18
--------------

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 27,
                                                                          2002                     JUNE 28,
                                                                       (UNAUDITED)                  2002
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                            $ 14,423                 $ 6,306
    Accounts receivable (net of allowances of $7,075 and $8,923
        at December 27, 2002 and June 28, 2002, respectively)              38,888                  44,461
    Inventory                                                              10,918                   8,334
    Prepaid expenses                                                        1,943                   1,062
    Deferred taxes                                                          3,389                   3,437
----------------------------------------------------------------------------------------------------------
        Total current assets                                               69,561                  63,600

Property and equipment, net                                                 4,861                   5,485

Goodwill                                                                   30,233                  30,233
Other assets, net                                                             139                     177
----------------------------------------------------------------------------------------------------------
        Total assets                                                     $104,794                $ 99,495
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                     $ 17,653                $ 14,811
    Accrued expenses                                                        3,065                   3,117
    Accrued bonus                                                             700                   1,174
    Income taxes payable                                                    1,270                     648
----------------------------------------------------------------------------------------------------------
        Total current liabilities                                          22,688                  19,750

Deferred taxes                                                                278                     344

Shareholders' equity
    Preferred stock                                                             -                       -
    Common stock, issued and outstanding shares--
          12,478 and 12,353, respectively                                     125                     124
    Additional paid-in capital                                             55,713                  55,122
    Unearned compensation                                                    (527)                      -
    Retained earnings                                                      26,517                  24,155
----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                         81,828                  79,401
----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $104,794                $ 99,495
==========================================================================================================




                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                          -------------------------------------       ------------------------------------
                                            DECEMBER 27,          DECEMBER 28,          DECEMBER 27,         DECEMBER 28,
                                                2002                  2001                2002                  2001
-------------------------------------------------------------------------------       ------------------------------------
Revenue
   Mail Order                                $  45,094            $  45,566            $  86,809            $  85,891
   Retail                                       63,542               54,988              121,720              108,091
--------------------------------------------------------------------------------------------------------------------------
      Total revenue                            108,636              100,554              208,529              193,982

Cost of revenue                                 94,976               88,512              182,893              170,396
--------------------------------------------------------------------------------------------------------------------------
        Gross profit                            13,660               12,042               25,636               23,586

Operating expenses
    Selling and marketing                        1,002                  871                1,925                1,712
    General and administrative                   9,549                9,861               18,569               20,006
    Bad debt expense                               953                  821                1,464                1,444
--------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                11,504               11,553               21,958               23,162

Income from operations                           2,156                  489                3,678                  424

Interest income                                     81                  117                  144                  229
Interest expense                                   -                   (132)                 -                   (219)
Other income                                       -                     64                  -                    109
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                       2,237                  538                3,822                  543
Income tax expense                                (850)                (210)              (1,460)                (212)
--------------------------------------------------------------------------------------------------------------------------
Net income                                   $   1,387            $     328            $   2,362            $     331
==========================================================================================================================

Basic and diluted net
     income per share                        $    0.11            $    0.03            $    0.19            $    0.03
==========================================================================================================================

Basic weighted-average shares                   12,353               12,315               12,353               12,315
Diluted weighted-average shares                 12,444               12,316               12,400               12,316


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                        ---------------------------------------
                                                                           DECEMBER 27,            DECEMBER 28,
                                                                              2002                    2001
----------------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                             $  2,362                $    331

    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                     1,171                   1,480
            Amortization of restricted stock                                     65                     -
            Deferred income taxes                                               (18)                    -
            Changes in operating assets and liabilities:
                Accounts receivable                                           5,573                  (6,680)
                Income taxes                                                    622                      52
                Inventory                                                    (2,584)                 (1,544)
                Accounts payable                                              2,842                    (429)
                Accrued expenses                                               (526)                    305
                Other assets                                                   (853)                   (684)
----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                   8,654                  (7,169)

Investing activities
    Purchases of property and equipment                                        (537)                   (571)
----------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                  (537)                   (571)

Financing activities
    Net proceeds from borrowings                                                -                     9,000
----------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                               -                     9,000

    Increase in cash and cash equivalents                                     8,117                   1,260
    Cash and cash equivalents at beginning of year                            6,306                     -
----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of year                               $ 14,423                $  1,260
================================================================================================================





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    - In August 2002, we granted 145,000 shares of restricted stock to our officers and in October 2002 cancelled 20,000 of the shares. Related to the grant, we recognized compensation expense of $37,000 and $65,000 in the quarter ended and six months ended December 27, 2002, respectively.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended December 27, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003. The balance sheet at June 28, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

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

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    ----------------------------------    ----------------------------------
                                                     DECEMBER 27,        DECEMBER 28,      DECEMBER 27,        DECEMBER 28,
                                                        2002                2001              2002                2001
                                                    ----------------------------------    ----------------------------------
(IN THOUSANDS, EXCEPT
   PER SHARE DATA)

Numerator
    Net income                                        $ 1,387            $   328            $ 2,362            $   331
============================================================================================================================
Denominator
    Denominator for basic net
       income per share - weighted
       average shares outstanding                      12,353             12,315             12,353             12,315
    Effect of dilutive stock options
       and restricted stock                                91                  1                 47                  1
----------------------------------------------------------------------------------------------------------------------------
    Denominator for diluted net
       income per share - weighted
       average shares outstanding                      12,444             12,316             12,400             12,316
============================================================================================================================

Basic and diluted
  net income per share                                $  0.11            $  0.03            $  0.19            $  0.03
============================================================================================================================

         Employee stock options of 1,150,245 and 1,476,345 for the second quarter and six months ended December 27, 2002, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the common stock for the respective periods. For the second quarter and six months ended December 28, 2001, employee options of 2,559,018, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the common stock for the respective periods.

4.       SHAREHOLDERS' EQUITY

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $682,950 based on our fair market value of $4.71 per common share at the date of grant, will be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on an increase in our stock price to $7.54 or more for five consecutive trading days. In October 2002, 20,000 of these shares were cancelled. Excluding the acceleration provision, the expected financial impact of the stock grant will be approximately $91,000 annually, net of tax, or $0.01 per share.

5.       SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc. represented 25.4% of our revenue in the second quarter of fiscal 2003 and 24.9% in the six months ended December 27, 2002. This compares to 28.1% in the second quarter of fiscal 2002 and 26.8% in the six months ended December 28, 2001. No other private payor or single government agency represented more than 10% of our revenues.

         We use McKesson Corporation, a large national distributor, to supply pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 90.6% of our inventory purchases in the second quarter of fiscal year 2003 and 91.8% in the six months ended December 27, 2002. McKesson made up 91.2% of our inventory purchases in the second quarter of fiscal year 2002 and 90.2% in the six months ended December 28,

2001. In the event that we are unable to purchase pharmaceuticals through this distributor, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

     Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectable amounts. Aetna, Inc. represents 22.3% and 21.7% of our accounts receivable balance at December 27, 2002, and June 28, 2002, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

6.       BUSINESS SEGMENT INFORMATION

         We have two reportable segments. The Mail Service segment includes the medications distributed through our mail service facilities. The majority of the products are biotech injectable and organ transplant drugs. The Retail segment consists of our StatScript Pharmacy stores which distribute HIV/AIDS drugs, organ transplant medications, and biotech injectable products.

         Our reportable segments are made up of business lines that offer related products and services to patients with chronic health conditions but through separate distribution channels. We evaluate performance based on profit or loss from operations before interest and income taxes.

The table below presents information by reportable segment.

(IN THOUSANDS)                                           MAIL ORDER                 RETAIL                   TOTAL
-------------------------------------------------------------------------------------------------------------------
For the three months ended December 27, 2002
     Revenue                                              $ 45,094                 $ 63,542                $108,636
     Income from operations                                    521                    1,635                   2,156

For the three months ended December 28, 2001
     Revenue                                              $ 45,566                 $ 54,988                $100,554
     Income (loss) from operations                           1,046                     (557)                    489


For the six months ended December 27, 2002
     Revenue                                              $ 86,809                 $121,720                $208,529
     Income from operations                                  1,045                    2,633                   3,678

For the six months ended December 28, 2001
     Revenue                                              $ 85,891                 $108,091                $193,982
     Income (loss) from operations                           1,316                     (892)                    424

         Income from operations includes special charges relating to the retail segment totaling $0.8 million in the second quarter ended December 28, 2001, and $2.2 million for the six months ended December 28, 2001. These charges relate to transferring the StatScript headquarters from Kansas City to Minneapolis, expenses associated with the fiscal 2001 financial restatement, and store closing costs.

         The following table is a reconciliation of reportable segment information to our consolidated totals.


                                                    THREE MONTHS ENDED                          SIX MONTHS ENDED
                                        -----------------------------------------    ----------------------------------------
                                          DECEMBER 27,               DECEMBER 28,     DECEMBER 27,             DECEMBER 28,
(IN THOUSANDS)                                2002                      2001             2002                     2001
---------------------------------------------------------------------------------    ----------------------------------------
INCOME FROM OPERATIONS
Total for reportable segments               $ 2,156                    $ 489           $ 3,678                   $ 424
Unallocated amounts:
 -  Interest income (expense)                    81                      (15)              144                      10
 -  Other income                                  -                       64                 -                     109
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                  $ 2,237                    $ 538           $ 3,822                   $ 543
=============================================================================================================================


         The following table presents assets by reportable segment.



(IN THOUSANDS)                         MAIL ORDER                RETAIL                  CORPORATE                 TOTAL
-----------------------------------------------------------------------------------------------------------------------------
As of December 27, 2002
   Segment assets                      $ 25,407                $ 60,775                 $ 18,612                $ 104,794

As of June 28, 2002
   Segment assets                      $ 28,275                $ 61,419                 $  9,801                $  99,495

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

         The following table represents income and expense items as a percentage of revenue.


                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                       -----------------------------------       ----------------------------------
                                          DECEMBER 27,       DECEMBER 28,          DECEMBER 27,       DECEMBER 28,
FISCAL YEAR                                  2002              2001                    2002              2001
--------------------------------------------------------------------------       ----------------------------------
Revenue
    Mail Order                                41.5 %            45.3 %                  41.6 %            44.3 %
    Retail                                    58.5              54.7                    58.4              55.7
-------------------------------------------------------------------------------------------------------------------
    Total revenue                            100.0             100.0                   100.0             100.0
Cost of revenue                               87.4              88.0                    87.7              87.8
-------------------------------------------------------------------------------------------------------------------
Gross profit                                  12.6              12.0                    12.3              12.2
Operating expenses
    Selling and marketing                      0.9               0.9                     0.9               0.9
    General and administrative                 8.8               9.8                     8.9              10.3
    Bad debt expense                           0.9               0.8                     0.7               0.8
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                      10.6              11.5                    10.5              12.0
Income from operations                         2.0               0.5                     1.8               0.2
Interest income, net                           0.1                 -                       -                 -
Other income                                     -                 -                       -               0.1
Income tax expense                            (0.8)             (0.2)                   (0.7)             (0.1)
-------------------------------------------------------------------------------------------------------------------
Net income                                     1.3 %             0.3 %                   1.1 %             0.2 %
===================================================================================================================


Revenue

         Revenue increased $8.1 million or 8.0% to $108.6 million in the second quarter of fiscal 2003 from $100.5 million in the second quarter of fiscal 2002. For the six months ended December 27, 2002, total revenue increased $14.5 million or 7.5% to $208.5 million from $194.0 million for the same period last year.

         The following table shows revenue by segment.


                                                            THREE MONTHS ENDED
                                                 -----------------------------------------
                                                   DECEMBER 27,             DECEMBER 28,
(IN THOUSANDS)                                        2002                     2001                   % CHANGE
------------------------------------------------------------------------------------------------------------------
Mail Order segment                                 $ 45,094                 $ 45,566                    (1.0)%
------------------------------------------------------------------------------------------------------------------

Retail segment
    On-going business                                63,542                   49,892                     27.4%
    Stores closed in FY2002                             -                      5,096                  (100.0)%
------------------------------------------------------------------------------------------------------------------
        Total Retail                                 63,542                   54,988                     15.6%
------------------------------------------------------------------------------------------------------------------
Total Company                                      $108,636                 $100,554                      8.0%
==================================================================================================================




                                                            SIX MONTHS ENDED
                                                 -----------------------------------------
                                                   DECEMBER 27,             DECEMBER 28,
                                                      2002                     2001                    % CHANGE
------------------------------------------------------------------------------------------------------------------
Mail Order segment                                 $ 86,809                 $ 85,891                     1.1%
------------------------------------------------------------------------------------------------------------------

Retail segment
    On-going business                               121,720                   98,136                     24.0%
    Stores closed in FY2002                             -                      9,955                  (100.0)%
------------------------------------------------------------------------------------------------------------------
        Total Retail                                121,720                  108,091                     12.6%
------------------------------------------------------------------------------------------------------------------
Total Company                                      $208,529                 $193,982                      7.5%
==================================================================================================================


         The Mail Order segment revenue decreased 1.0% in the second quarter of fiscal 2003 compared to the same period last year. This is primarily due to lower Synagis revenue in the quarter and the slow ramp-up of our payor contracts. For the six months ended December 27, 2002, and December 28, 2001, the Mail Order segment revenue increased 1.1%. The Mail Order patient base and order activity in fiscal 2003 is level with fiscal 2002. Payor reimbursements from Aetna represented 61.1% and 62.0% of our Mail Order revenues in the second quarters of fiscal years 2003 and 2002, respectively. For the six months ended December 27, 2002, and December 28, 2001, payor reimbursements from Aetna represented 59.9% and 60.4% of our Mail Order revenues, respectively. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the six months ended December 27, 2002, and December 28, 2001.

         The Retail segment revenue grew 15.6% in the second quarter of fiscal 2003 compared to the same period last year. For the six months ended December 27, 2002, and December 28, 2001, the Retail segment revenue increased 12.6%. Excluding the revenue from the fourteen StatScript retail locations closed during fiscal 2002, Retail revenue increased $13.7 million or 27.4% for the second quarter of fiscal 2003 compared to the same period last year. For the six months ended December 27, 2002, and December 28, 2001, excluding the revenue from the fourteen closed StatScript retail locations, the Retail revenue increased $23.6 million or 24.0%. This increase is due to continued additions of new patients at existing stores and to the revenue contribution of three District of Columbia Department of Mental Health pharmacies we began to manage in November 2002. The same store growth was due to a combination of increased anti-viral medication volume bolstered by increased post-transplant drug sales. We plan to continue our expansion of Retail product offerings beyond our HIV/AIDS focus, to include post-transplant, Hepatitis C, and other biotech injectable medications. A single private payor represented approximately 5.2% and 6.4% of our on-going Retail revenues in the second quarters of fiscal years 2003 and 2002, respectively. Year-to-date, the private payor represented 5.7% and 6.5% of our on-going Retail revenues for the six months ended December 27, 2002, and December 28, 2001, respectively.

Cost of Revenue and Gross Profit

         Total gross profit dollars increased $1.6 million or 13.4% to $13.6 million in the second quarter of fiscal 2003 from $12.0 million in the second quarter of fiscal 2002. For the six months ended December 27, 2002, total gross profit dollars increased 8.7% to $25.6 million from $23.6 million for the same period last year. Second quarter gross margins as a percentage of revenue increased to 12.6% in fiscal year 2003 from 12.0% in fiscal year 2002. Gross margins increased to 12.3% for the six months ended December 27, 2002, from 12.2% for the same period last year.

         Mail Order margins as a percentage of revenue increased slightly in the second quarter and six months ended December 27, 2002 compared to the same period last year due to improved purchasing programs and a change in product mix toward higher margin products. Aetna represented 46.1% and 40.9% of our Mail Order margins for the second quarters of fiscal years 2003 and 2002, respectively. Year-to-date, Aetna represented 44.2% and 36.0% of our Mail Order margins for the six months ended December 27, 2002, and December 28, 2001, respectively.

         Retail margins as a percentage of revenue increased slightly in the second quarter ended but decreased for the six months ended December 27, 2002, compared to the same period last year. The slight increase in second quarter is due to a change in drug mix and the closing of lower margin stores in fiscal 2002. The year-to-date decrease is due to pricing pressures in selected geographic markets and store locations. A single private payor represented 7.3% and 9.1% of our on-going Retail margins for the second quarters of fiscal years 2003 and 2002, respectively. Year-to-date, the single private-payor represented 8.0% and 9.7% of our on-going Retail margins for the six months ended December 27, 2002, and December 28, 2001, respectively.

         We anticipate that payors will continue to exert downward pressure on the prices we will be able to charge as payors continue to seek containment of healthcare costs, which will negatively affect margins in the future. We are working to offset this pricing pressure in a number of ways, including sales and marketing efforts to direct more patients and profitable medications into the Retail and Mail Order segments; enhanced programs with manufacturers, wholesalers, and group purchasing organizations to reduce product costs; and a store-by-store focus on payor and product mix to improve gross margins.

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

Selling and Marketing Expenses

         Our selling and marketing expenses increased $0.1 million or 15.0% to $1.0 million in the second quarter of fiscal 2003 from $0.9 million in the second quarter of fiscal 2002. Year-to-date, our selling and marketing expenses increased $0.2 million or 12.4% to $1.9 million for the six months ended December 27, 2002, from $1.7 million for the same period last year. This increase in expenses is primarily due to head count additions and increased travel and promotion activities. Selling and marketing expenses as a percentage of revenue remained unchanged at 0.9% in the second quarters and years-to-date of fiscal 2003 and fiscal 2002.

General and Administrative Expenses

         The following chart shows the quarter to quarter comparisons of general and administrative expenses, excluding bad debt expense.


                                                      THREE MONTHS ENDED
                                           ------------------------------------------
                                             DECEMBER 27,              DECEMBER 28,
(IN THOUSANDS)                                   2002                     2001                    % CHANGE
------------------------------------------------------------------------------------------------------------
    On-going business                          $ 9,549                  $ 9,022                       5.8%
    Transition and restatement costs                 -                      839                   (100.0)%
------------------------------------------------------------------------------------------------------------
Total Company                                  $ 9,549                  $ 9,861                     (3.2)%
============================================================================================================





                                                      SIX MONTHS ENDED
                                           ------------------------------------------
                                              DECEMBER 27,             DECEMBER 28,
                                                 2002                     2001                     % CHANGE
------------------------------------------------------------------------------------------------------------
    On-going business                         $ 18,569                 $ 17,776                       4.5%
    Transition and restatement costs                 -                    2,230                   (100.0)%
------------------------------------------------------------------------------------------------------------
Total Company                                 $ 18,569                 $ 20,006                     (7.2)%
============================================================================================================



         Our general and administrative expenses decreased $0.3 million or 3.2% to $9.5 million in the second quarter of fiscal 2003 from $9.8 million in the second quarter of fiscal 2002. As a percentage of revenue, general and administrative costs decreased from 9.8% to 8.8%. For the six months ended December 27, 2002, our general and administrative expenses decreased $1.4 million or 7.2% to $18.6 million from $20.0 million for the same period last year. As a percentage of revenue, general and administrative costs decreased to 8.9% from 10.3%. The decrease was due to two significant factors. First, the first and second quarter fiscal 2002 general and administrative expenses included $2.2 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, costs associated with the fiscal 2001 financial restatement, and store closing costs. No similar costs were incurred in the six months ended December 27, 2002. Second, general and administrative expenses of $0.8 million and $1.6 million for the three and six months ended December 28, 2001, respectively, were directly related to the operations of fourteen Retail stores that closed in the latter part of fiscal 2002. The decrease was offset by higher lease and pharmacist operating costs in existing specialty pharmacy stores in addition to the general and administrative costs associated with our involvement in retail distribution of mental health drugs.

Bad Debt Expenses

         Our bad debt expense increased $0.1 million to $0.9 million in the second quarter of fiscal 2003 from $0.8 million in the second quarter of fiscal 2002. Bad debt expense remained relatively unchanged for the six months ended December 27, 2002, and December 28, 2001. Bad debt expense represented 0.9% and 0.8% of revenue for the second quarter of fiscal 2003 and fiscal 2002, respectively, and it represented 0.7% and 0.8% of revenue for the six months ended December 27, 2002, and December 28, 2001, respectively. We expect our future bad debt expense to continue at or below 1% of revenue.

Interest Income

         Interest income, net of interest expense, increased slightly to $0.1 million in the second quarter of fiscal 2003 and six months ended December 27, 2002, from $0.0 million for the same periods last year. Included in interest income for the six months ended December 28, 2001, was $0.2 million of interest on a note receivable with the buyer of our HSM business in September 2000. This note was paid in full in fourth quarter of fiscal 2002 and as a result did not generate interest income in the first or second quarters of fiscal 2003. We had a $13.1 million balance on our line of credit at December 28, 2001, incurring interest expense for the six months ended December 28, 2001, compared to a zero balance on our line of credit at December 27, 2002, resulting in no year-to-date interest expense in fiscal 2003.

Income Taxes

         Our income tax rate was 38.0% in the second quarter of fiscal 2003, and 38.2% for the six months ended December 27, 2002, compared to 39.0% in the second quarter and for the six months ended December 28, 2001. Looking forward, we expect our combined Federal and State tax rate to remain at 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 27, 2002, we had $46.9 million of working capital, compared to $43.9 million as of June 28, 2002. During the second quarter of fiscal 2003, we generated $8.7 million of cash from operating activities. The average days sales outstanding (DSO) of our accounts receivable improved from 44 days at June 28, 2002, to 37 days at December 27, 2002. We generated $5.6 million in cash from our receivable collections due to faster payment from our larger payors and active collection efforts. We expect our receivables to continue to perform in the high thirty to low forty DSO range during the remainder of fiscal 2003. We had an increase in cash of $2.8 million from higher accounts payable due to inventory purchased to support our revenue growth. The average days inventory on hand increased from 9 days at June 28, 2002, to 10 days at December 27, 2002. We used $2.6 million to finance our inventory growth. We expect our inventory to perform at or below 10 days through the remainder of the year.

         We used approximately $0.5 million of cash in investing activities during the six-month period ended December 27, 2002, for leasehold improvements for the StatScript specialty pharmacies and for computer hardware and software.

         We had no long-term debt as of December 27, 2002. Shareholders' equity as of December 27, 2002, and fiscal year-end 2002 was $81.8 million and $79.4 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of December 27, 2002, and fiscal year-end 2002 were $51.2 million and $49.2 million, respectively. As of June 28, 2002, we had a secured line of credit totaling $30 million. We are in compliance with the debt covenants of the line of credit as of December 27, 2002. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at Prime Rate. The line of credit expires January, 2003, and has been extended to April 2003. We are currently in the process of securing a new, long-term line of credit agreement.

         There were no short-term borrowings outstanding under our line of credit at December 27, 2002. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions or capital spending projects. We are not currently planning any major capital projects beyond our normal requirements of $2 to $3 million per year.

         Our future contractual commitments consist entirely of payments due under operating leases. See Note 5, Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

RESTRICTED STOCK GRANTS

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $682,950 based on our fair market value of $4.71 per common share at the date of grant, will be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on an increase in our stock price to $7.54 or more for five consecutive trading days. In October 2002, 20,000 of these shares were cancelled. Excluding the acceleration provision, the expected financial impact of the stock grant will be approximately $91,000 annually, net of tax, or $0.01 per share.

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

ITEM 4.           CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of filing this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

ITEM 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Two matters were submitted to a vote at the Annual Meeting of Shareholders held November 20, 2002. The voting results on the two matters considered at the meeting are stated below.

Matter 1:         Election of Directors

         The director nominees described in the Company's Proxy Statement were elected as follows:

                                                                                   For             Withhold
                                                                                   ---             --------
         Henry F. Blissenbach       Class II, three year term                  10,809,369         1,043,885
         Thomas F. Heaney           Class II, three year term                  11,663,354           189,900
         Charles V. Owens           Class II, three year term                  11,661,282           191,972

         The terms for directors David R. Hubers and Thomas A. Cusick expire at the Annual Meeting of shareholders to be held in 2003. Myron Z. Holubiak was elected on September 20, 2002, to serve as a Class III director. Mr. Holubiak's term expires at the Annual Meeting of shareholders to be held in 2003.

         The term for director Stuart A. Samuels expires at the Annual Meeting of shareholders to be held in 2004. John H. Flittie resigned from the Board effective December 31, 2002.

Matter 2:         Appointment of Independent Auditors

The appointment of Ernst & Young LLP as Independent Auditors for the 2003 fiscal year was ratified as follows:

                  For               Against            Abstain           Broker Non-vote
                  ---               -------            -------           ---------------
               11,739,175           104,654             9,425                  0

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

                                    CHRONIMED INC.

Dated:  February 6, 2003            By       /s/ HENRY F. BLISSENBACH
                                             -----------------------------------
                                             Henry F. Blissenbach
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

Dated:  February 6, 2003                     /s/ GREGORY H. KEANE
                                             -----------------------------------
                                             Gregory H. Keane
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 6, 2003



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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 6, 2003



/s/ GREGORY H. KEANE
-----------------------------------------------------
Gregory H. Keane
Chief Financial Officer