Form 10-Q
period 2003-03-28
CHRONIMED INC
filed 2003-05-09
CIK 883813

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003

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

    Common Stock, $.01 par value - 12,510,116 shares outstanding as of April 30, 2003

================================================================================

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 28, 2003

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 28, 2003 (unaudited) and June 28, 2002                2

                  Consolidated Statements of Income (unaudited) - Three and nine months ended
                  March 28, 2003, and March 29, 2002                                                        3

                  Consolidated Statements of Cash Flows (unaudited) - Nine months ended March 28,
                  2003, and March 29, 2002                                                                  4

                  Notes to Consolidated Financial Statements - March 28, 2003                             5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           10 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         15

Item 4.  Controls and Procedures                                                                            16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  17

Items 2, 3, 4, and 5 have been omitted since all items are not applicable or the answers are negative.

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits                                                                                  17

         b.)      Reports on Form 8-K                                                                       17

SIGNATURES                                                                                                  18

CERTIFICATIONS                                                                                           19 - 20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            MARCH 28,
                                                                               2003                JUNE 28,
                                                                           (UNAUDITED)               2002
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                              $   14,629              $  6,306
    Accounts receivable (net of allowances of $6,444 and $8,923
        at March 28, 2003 and June 28, 2002, respectively)                     43,218                44,461
    Inventory                                                                   8,804                 8,334
    Prepaid expenses                                                              789                 1,062
    Deferred taxes                                                              3,389                 3,437
-----------------------------------------------------------------------------------------------------------
        Total current assets                                                   70,829                63,600

Property and equipment, net                                                     4,699                 5,485

Goodwill                                                                       30,233                30,233
Other assets, net                                                                 143                   177
-----------------------------------------------------------------------------------------------------------
        Total assets                                                       $  105,904              $ 99,495
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                       $   16,144              $ 14,811
    Accrued expenses                                                            3,145                 3,117
    Accrued bonus                                                               1,038                 1,174
    Income taxes payable                                                        1,610                   648
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                              21,937                19,750

Deferred taxes                                                                    278                   344

Shareholders' equity
    Preferred stock                                                                 -                     -
    Common stock, issued and outstanding shares--
          12,501 and 12,353, respectively                                         125                   124
    Additional paid-in capital                                                 55,818                55,122
    Retained earnings                                                          27,746                24,155
-----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                             83,689                79,401
-----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                         $  105,904              $ 99,495
===========================================================================================================

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              -------------------------------------------------------------------
                                              MARCH 28,         MARCH 29,            MARCH 28,          MARCH 29,
                                                 2003              2002                 2003               2002
-----------------------------------------------------------------------------------------------------------------
Revenue
   Mail Order                                 $  46,281         $  44,887            $ 133,090          $ 130,778
   Retail                                        65,523            57,473              187,243            165,564
-----------------------------------------------------------------------------------------------------------------
      Total revenue                             111,804           102,360              320,333            296,342

Cost of revenue                                  98,202            90,335              281,095            260,731
-----------------------------------------------------------------------------------------------------------------
        Gross profit                             13,602            12,025               39,238             35,611

Operating expenses
    Selling and marketing                           818               841                2,743              2,553
    General and administrative                    9,964             8,759               28,533             28,765
    Bad debt expense                                939             1,001                2,403              2,445
-----------------------------------------------------------------------------------------------------------------
        Total operating expenses                 11,721            10,601               33,679             33,763

Income from operations                            1,881             1,424                5,559              1,848

Interest income                                     102               161                  246                390
Interest expense                                                     (182)                                   (401)
Other income                                          -                 -                    -                109
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                        1,983             1,403                5,805              1,946
Income tax expense                                 (754)             (537)              (2,214)              (749)
-----------------------------------------------------------------------------------------------------------------
Net income                                    $   1,229         $     866            $   3,591          $   1,197
=================================================================================================================

Basic and diluted net
     income per share                            $ 0.10            $ 0.07               $ 0.29             $ 0.10
=================================================================================================================

Basic weighted-average shares                    12,400            12,317               12,368             12,316
Diluted weighted-average shares                  12,644            12,394               12,478             12,331

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                          ---------------------------------
                                                                          MARCH 28,               MARCH 29,
                                                                            2003                    2002
-----------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                            $   3,591               $   1,197

    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                     1,747                   2,224
            Amortization of restricted stock                                    592                       -
            Deferred income taxes                                               (18)                  1,059
            Changes in operating assets and liabilities:
                Accounts receivable                                           1,243                  (7,578)
                Income taxes                                                    962                    (798)
                Inventory                                                      (470)                 (1,004)
                Accounts payable                                              1,333                    (309)
                Accrued expenses                                               (108)                    401
                Other assets                                                    292                     227
-----------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                   9,164                  (4,581)

Investing activities
    Purchases of property and equipment                                        (946)                 (1,413)
-----------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                  (946)                 (1,413)

Financing activities
   Net proceeds from issuance of Common Stock                                   105                      92
    Net proceeds from borrowings                                                  -                   6,467
-----------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                               105                   6,559

    Increase in cash and cash equivalents                                     8,323                     565
    Cash and cash equivalents at beginning of year                            6,306                       -
-----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                            $  14,629                   $ 565
===========================================================================================================

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

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         Chronimed Inc. ("Chronimed" or the "Company") is a national distributor of prescription drugs for people with certain chronic health conditions including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We refer to our business as a specialty pharmacy. We work directly with patients, physicians, healthcare providers, insurance companies, health maintenance organizations, preferred provider organizations, government agencies, and other third-party payors to improve clinical and financial outcomes for patients with chronic, complex, and expensive pharmaceutical needs.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended March 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003. The balance sheet at June 28, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

         We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         In accordance with Statement No. 123, "Accounting for Stock-Based Compensation," amended by Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we continue to elect to utilize APB Opinion No. 25 and related interpretations in accounting for our stock option plans and our employee stock purchase plan. If we had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by Statement No. 123, consolidated net income and earnings per share would have been the pro forma amounts indicated in the table below.

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        --------------------------------------------------------
                                                        MARCH 28,       MARCH 29,    MARCH 28,         MARCH 29,
(IN THOUSANDS, EXPECT PER SHARE DATA)                     2003            2002         2003              2002
----------------------------------------------------------------------------------------------------------------
Net income - as reported                                $   1,229       $    866     $   3,591         $   1,197
Plus reported stock-based employee
     compensation cost                                  $     327       $      -     $     367         $       -
Deduct pro forma stock-based employee
     compensation cost                                  $    (583)      $   (334)    $  (1,129)        $  (1,076)
----------------------------------------------------------------------------------------------------------------
Net income - pro forma                                  $     973       $    532     $   2,829         $     121
================================================================================================================
Basic and diluted earnings per share - as reported      $    0.10       $   0.07     $    0.29         $    0.10
Basic and diluted earnings per share - pro forma        $    0.08       $   0.04     $    0.23         $    0.01

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods shown.

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        --------------------------------------------------------
                                                        MARCH 28,       MARCH 29,    MARCH 28,         MARCH 29,
(IN THOUSANDS, EXPECT PER SHARE DATA)                     2003            2002          2003             2002
----------------------------------------------------------------------------------------------------------------
Expected dividend yield                                      -               -             -                -
Expected stock price volatility                           66.5%           65.4%         66.3%            65.4%
Risk-free interest rate                                    2.9%            4.4%          3.3%             4.4%
Expected life of options (in years)                        6.5             5.0           5.2              5.0

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during the quarters ended March 28, 2003, and March 29, 2002, was $4.31 and $3.22, respectively. The weighted-average fair value of each option granted during the nine months ended March 28, 2003, and March 29, 2002, was $2.92 and $3.22, respectively.

2.       INVENTORIES

         Inventories consist of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

3.       PER SHARE DATA

         Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include restricted stock awards and dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. The table below is a reconciliation of the numerator and denominator in the basic and diluted earnings per share calculation.

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        --------------------------------------------------------
                                                        MARCH 28,       MARCH 29,    MARCH 28,         MARCH 29,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     2003            2002         2003              2002
----------------------------------------------------------------------------------------------------------------
Numerator
    Net income                                          $   1,229       $     866    $   3,591         $   1,197
================================================================================================================
Denominator
    Denominator for basic net
       income per share - weighted
       average shares outstanding                          12,400          12,317       12,368            12,316
    Effect of dilutive stock options
       and restricted stock                                   244              77          110                15
----------------------------------------------------------------------------------------------------------------
    Denominator for diluted net
       income per share - weighted
       average shares outstanding                          12,644          12,394       12,478            12,331
================================================================================================================

Basic and diluted
  net income per share                                  $    0.10       $    0.07    $    0.29         $    0.10
================================================================================================================

         Employee stock options of 936,895 and 1,087,345 for the third quarter and nine months ended March 28, 2003, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the common stock for the respective periods. For the third quarter and nine months ended March 29, 2002, employee options of 1,142,870 and 1,219,520, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the common stock for the respective periods.

4.       SHAREHOLDERS' EQUITY

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $0.7 million based on our fair market value of $4.71 per common share at the date of grant, were to be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on an increase in our stock price to $7.54 or more for five consecutive trading days. In October 2002, 20,000 of these shares were cancelled. During the third quarter of fiscal year 2003 the stock price acceleration provision came into effect, and the remaining 125,000 shares became fully vested. Related to the acceleration of vesting for the grant, in third quarter fiscal 2003 we recognized $0.5 million in compensation expense. For the nine months ended March 28, 2003, we recognized $0.6 million of compensation expense associated with the restricted stock.

5.       SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc. represented 25.0% of our revenue in the third quarter and nine months ended March 28, 2003. This compares to 26.2% in the third quarter of fiscal 2002 and 26.6% in the nine months ended March 29, 2002. No other private payor or single government agency represented more than 10% of our revenues.

     We use McKesson Corporation, a large national distributor, to supply pharmaceuticals for both the Retail and the Mail Order segments. This supplier made up 92.8% of our inventory purchases in the third quarter of fiscal year 2003 and 92.1% in the nine months ended March 28, 2003. McKesson made up 90.3% of our inventory purchases in the third quarter of fiscal year 2002 and nine months ended March 29, 2002. We signed a new three-year wholesaler agreement with Cardinal Health to cover the majority of our pharmaceutical purchases effective August 2003.

     Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectable amounts. Aetna, Inc. represented 19.8% of our gross accounts receivable balance at March 28, 2003, and June 28, 2002. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

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

                (IN THOUSANDS)                       MAIL ORDER            RETAIL              TOTAL
------------------------------------------------------------------------------------------------------
For the three months ended March 28, 2003
      Revenue                                        $   46,281           $  65,523          $ 111,804
      Income from operations                                747               1,134              1,881

For the three months ended March 29, 2002
      Revenue                                        $   44,887           $  57,473          $ 102,360
      Income from operations                                409               1,015              1,424

For the nine months ended March 28, 2003
      Revenue                                        $  133,090           $ 187,243          $ 320,333
      Income from operations                              1,792               3,767              5,559

For the nine months ended March 29, 2002
      Revenue                                        $  130,778           $ 165,564          $ 296,342
      Income from operations                              1,725                 123              1,848

         Income from operations includes special charges relating to the retail segment totaling $2.2 million for the nine months ended March 29, 2002. These charges relate to transferring the StatScript headquarters from Kansas City to Minneapolis, expenses associated with the fiscal 2001 financial restatement, and store closing costs.

         The following table is a reconciliation of reportable segment information to our consolidated totals.

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                -----------------------------------------------------------------
                                                MARCH 28,         MARCH 29,          MARCH 28,          MARCH 29,
       (IN THOUSANDS)                             2003              2002               2003               2002
------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS
Total for reportable segments                   $   1,881         $   1,424          $   5,559          $   1,848
Unallocated amounts:
 -  Interest income (expense)                         102               (21)               246                (11)
 -  Other income                                        -                 -                  -                109
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                      $   1,983         $   1,403          $   5,805          $   1,946
=================================================================================================================

         The following table presents assets by reportable segment.

    (IN THOUSANDS)                             MAIL ORDER          RETAIL            CORPORATE            TOTAL
-----------------------------------------------------------------------------------------------------------------
As of March 28, 2003
      Segment assets                            $  25,687         $  61,529          $  18,688          $ 105,904

As of June 28, 2002
      Segment assets                            $  28,275         $  61,419          $   9,801          $ 99,495

         Corporate assets consist primarily of cash and deferred taxes.

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

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                -----------------------------------------------------------------
                                                MARCH 28,         MARCH 29,          MARCH 28,          MARCH 29,
        FISCAL YEAR                               2003              2002               2003               2002
-----------------------------------------------------------------------------------------------------------------
Revenue
    Mail Order                                       41.4%             43.9%              41.5%              44.1%
    Retail                                           58.6              56.1               58.5               55.9
-----------------------------------------------------------------------------------------------------------------
    Total revenue                                   100.0             100.0              100.0              100.0
Cost of revenue                                      87.8              88.3               87.8               88.0
-----------------------------------------------------------------------------------------------------------------
Gross profit                                         12.2              11.7               12.2               12.0
Operating expenses
    Selling and marketing                             0.8               0.8                0.8                0.9
    General and administrative                        8.9               8.5                8.9                9.7
    Bad debt expense                                  0.8               1.0                0.8                0.8
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                             10.5              10.3               10.5               11.4
Income from operations                                1.7               1.4                1.7                0.6
Interest income, net                                  0.1                 -                0.1                  -
Other income                                            -                 -                  -                  -
Income tax expense                                   (0.7)             (0.6)              (0.7)              (0.2)
-----------------------------------------------------------------------------------------------------------------
Net income                                            1.1%              0.8%               1.1%               0.4%
=================================================================================================================

Revenue

         Revenue increased $9.4 million or 9.2% to $111.8 million in the third quarter of fiscal 2003 from $102.4 million in the third quarter of fiscal 2002. For the nine months ended March 28, 2003, total revenue increased $24.0 million or 8.1% to $320.3 million from $296.3 million for the same period last year.

         The following tables show revenue by segment.

                                                    THREE MONTHS ENDED
                                                ---------------------------
                                                MARCH 28,         MARCH 29,
       (IN THOUSANDS)                             2003              2002             % CHANGE
----------------------------------------------------------------------------------------------
Mail Order segment                              $  46,281         $  44,887                3.1%
----------------------------------------------------------------------------------------------

Retail segment
    On-going business                              65,523            53,624               22.2%
    Stores closed in FY2002                             -             3,849            (100.0)%
----------------------------------------------------------------------------------------------
        Total Retail                               65,523            57,473               14.0%
----------------------------------------------------------------------------------------------
Total Company                                   $ 111,804         $ 102,360                9.2%
==============================================================================================

                                                    NINE MONTHS ENDED
                                                ---------------------------
                                                MARCH 28,         MARCH 29,
                                                  2003              2002             % CHANGE
----------------------------------------------------------------------------------------------
Mail Order segment                              $ 133,090         $ 130,778                1.8%
----------------------------------------------------------------------------------------------

Retail segment
    On-going business                             187,243           151,760               23.4%
    Stores closed in FY2002                             -            13,804            (100.0)%
----------------------------------------------------------------------------------------------
        Total Retail                              187,243           165,564               13.1%
----------------------------------------------------------------------------------------------
Total Company                                   $ 320,333         $ 296,342                8.1%
==============================================================================================

     The Mail Order segment revenue increased 3.1% in the third quarter of fiscal 2003 compared to the same period last year. For the nine months ended March 28, 2003, and March 29, 2002, the Mail Order segment revenue increased 1.8%. The increase for the quarter and year-to-date is due to an increase in the average price per prescription and to disease state mix. The favorable shift in disease state mix is due to higher hepatitis C and rheumatoid arthritis revenue offset by lower respiratory syncytial virus revenue. Payor reimbursements from Aetna represented 60.4% and 59.7% of our Mail Order revenues in the third quarters of fiscal years 2003 and 2002, respectively. For the nine months ended March 28, 2003, and March 29, 2002, payor reimbursements from Aetna represented 60.1% and 60.2% of our Mail Order revenues, respectively. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the nine months ended March 28, 2003, and March 29, 2002. We announced on March 20, 2003, our contract with Roche Laboratories to be the exclusive U.S. distributor of its new HIV medication, Fuzeon(R) during the progressive distribution phase. We began shipping product in late March 2003. The contract term is twelve months.

         The Retail segment revenue grew 14.0% in the third quarter of fiscal 2003 compared to the same period last year. For the nine months ended March 28, 2003, and March 29, 2002, the Retail segment revenue increased 13.1%. Excluding the revenue from the fourteen StatScript retail locations closed during fiscal 2002, Retail revenue increased $11.9 million or 22.2% for the third quarter of fiscal 2003 compared to the same period last year. For the nine months ended March 28, 2003, and March 29, 2002, excluding the revenue from the fourteen closed StatScript retail locations, the Retail revenue increased $35.5 million or 23.4%. This increase is due to same store growth and to the revenue contribution from a 120-day arrangement to manage three District of Columbia Department of Mental Health pharmacies from November 2002 through February 2003. The same store growth resulted from increased number of patients, increased revenue per patient, and higher post-transplant drug revenue. We plan to continue to expand the types of specialty pharmaceutical mediations we distribute from our Retail locations beyond our HIV/AIDS focus, to include post-transplant, hepatitis C, and other disease states. A single private payor represented approximately 5.2% and 6.5% of our on-going Retail revenues in the third quarters of fiscal years 2003 and 2002, respectively. Year-to-date, the private payor represented 5.6% and 6.5% of our on-going Retail revenues for the nine months ended March 28, 2003, and March 29, 2002, respectively.

Cost of Revenue and Gross Profit

         Total gross profit dollars increased $1.6 million or 13.1% to $13.6 million in the third quarter of fiscal 2003 from $12.0 million in the third quarter of fiscal 2002. For the nine months ended March 28, 2003, total gross profit dollars increased $3.6 million or 10.2% to $39.2 million from $35.6 million for the same period last year. Third quarter gross margins as a percentage of revenue increased to 12.2% in fiscal year 2003 from 11.7% in fiscal year 2002. Gross margins increased to 12.2% for the nine months ended March 28, 2003, from 12.0% for the same period last year. The increase is due to a favorable disease-state mix toward HIV and hepatitis C.

         Mail Order margins as a percentage of revenue increased slightly in the third quarter and nine months ended March 28, 2003, compared to the same periods last year due to improved purchasing programs and a change in product mix toward higher margin disease states, particularly hepatitis C. Aetna represented 49.3% and 39.3% of our Mail Order margins for the third quarters of fiscal years 2003 and 2002, respectively. Year-to-date, Aetna represented 45.9% and 37.0% of our Mail Order margins for the nine months ended March 28, 2003, and March 29, 2002, respectively.

         Retail margins as a percentage of revenue decreased slightly in the third quarter and nine months ended March 28, 2003, compared to the same periods last year. The decrease is due to pricing pressures in selected geographic markets and store locations. A single private payor represented 7.9% and 9.4% of our on-going Retail margins for the third quarters of fiscal years 2003 and 2002, respectively. Year-to-date, the single private-payor represented 8.0% and 9.6% of our on-going Retail margins for the nine months ended March 28, 2003, and March 29, 2002, respectively.

         We anticipate that payors, including state Medicaid programs, will continue to exert downward pressure on the prices we will be able to charge as payors continue to seek containment of healthcare costs, which will negatively affect our margins in the future. We are working to offset this pricing pressure through sales and marketing efforts to direct more patients and more profitable medications into our distribution channels and through enhanced programs with manufacturers, wholesalers, and group purchasing organizations to reduce product costs.

Operating Expenses

         Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct segment G&A expenses (division management, customer service, billing, pharmacy fulfillment).

Selling and Marketing Expenses

         Our selling and marketing expenses in the third quarter of fiscal 2003 remained level with the third quarter of fiscal 2002 at $0.8 million. Year-to-date, our selling and marketing expenses increased $0.2 million or 7.4% to $2.7 million for the nine months ended March 28, 2003, from $2.5 million for the same period last year. Selling and marketing expenses as a percentage of revenue remained unchanged at 0.8% for the three and nine months ended March 28, 2003. Selling and marketing expenses as a percentage of revenue were 0.8% and 0.9% for the three and nine months ended March 29, 2002, respectively. We have recently redefined our sales and marketing strategy to focus more sharply on specific diseases. We will be adding sales personnel to execute this sales strategy resulting in higher future sales expense in fiscal fourth quarter 2003 and into fiscal 2004.

General and Administrative Expenses

         The following chart shows the quarter to quarter comparisons of general and administrative expenses, excluding bad debt expense.

                                                    THREE MONTHS ENDED
                                                ---------------------------
                                                MARCH 28,         MARCH 29,
        (IN THOUSANDS)                            2003               2002            % CHANGE
----------------------------------------------------------------------------------------------
On-going business                               $   9,964         $   8,759               13.8%
Transition and restatement costs                        -                 -
----------------------------------------------------------------------------------------------
Total Company                                   $   9,964         $   8,759               13.8%
==============================================================================================

                                                    NINE MONTHS ENDED
                                                ---------------------------
                                                MARCH 28,         MARCH 29,
                                                  2003               2002            % CHANGE
----------------------------------------------------------------------------------------------
On-going business                               $  28,533         $  26,535                7.5%
Transition and restatement costs                        -             2,230             (100.0)%
----------------------------------------------------------------------------------------------
Total Company                                   $  28,533         $  28,765               (0.8)%
==============================================================================================

         Our general and administrative expenses increased $1.2 million or 13.8% to $10.0 million in the third quarter of fiscal 2003 from $8.8 million in the third quarter of fiscal 2002. As a percentage of revenue, general and administrative costs increased to 8.9% from 8.5%. The dollar increase is due to a $0.5 million charge for the accelerated vesting of restricted stock grants (see Note 4) and expense growth in the pharmacies related to revenue growth. Excluding the restricted stock charge, general and administrative costs decreased to 8.4% from 8.5%, as a percentage of revenue. For the nine months ended March 28, 2003, our general and administrative expenses decreased $0.2 million or 0.8% to $28.5 million from $28.7 million for the same period last year. General and administrative costs decreased to 8.9% from 9.7% as a percentage of revenue. The decrease as a percentage of revenue was due primarily to the $2.2 million general and administrative expenses related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, costs associated with the fiscal 2001 financial restatement, and store-closing costs in the nine months ended March 29, 2002. No similar costs were incurred in the nine months ended March 28, 2003.

Bad Debt Expense

         Our bad debt expense decreased $0.1 million to $0.9 million in the third quarter of fiscal 2003 from $1.0 million in the third quarter of fiscal 2002. Bad debt expense remained level for the nine months ended March 28, 2003, and the nine months ended March 29, 2002, at $2.4 million. Bad debt expense as a percentage of revenue decreased to 0.8% for the third quarter of fiscal 2003 from 1.0% for the third quarter of fiscal 2002 primarily due to a collection settlement of some aged accounts receivables and an improved accounts receivable aging. Bad debt expense represented 0.8% of revenue for the nine months ended March 28, 2003, and March 29, 2002. We expect our future bad debt expense to continue at or below 1.0% of revenue.

         The allowances for accounts receivable have decreased to $6.4 million as of March 28, 2003, from $8.9 million at June 28, 2002. As a percentage of accounts receivable, the allowances represented 13.0% of the accounts receivable balance as of March 28, 2003, compared to 16.7% at June 28, 2002. The decrease in the allowances is partially due to the significant improvement in our accounts receivable performance from June 2002 to March 2003. Improvements include a $3.7 million decrease in the gross accounts receivable balance before reserves, a $4.6 million decrease in the accounts receivable balances over 90 days old, and improved days sales outstanding from 44 days to 38 days. Our requirement for allowance for doubtful accounts has declined from this improved accounts receivable performance. The other major reason for the decrease in allowance is that we changed our billing practices with one large uncontracted payor to bill at the specific reimbursement rate as opposed to our usual and customary rate, thus minimizing the required allowance for payor discount.

Interest Income

         Interest income, net of interest expense, increased to $0.1 million in the third quarter of fiscal 2003 and to $0.2 million for the nine months ended March 28, 2003. Interest income for the nine months ended March 28, 2003, resulted from maintaining cash balances throughout fiscal 2003 while having no outstanding borrowings on our line of credit. Net interest income was $0.0 million for the same periods last year. Included in interest income for the nine months ended March 29, 2002, was $0.3 million of interest on a note receivable due from the buyer of our HSM business in September 2000. This note was paid in full in fourth quarter of fiscal 2002 and as a result did not generate interest income in fiscal 2003. We had a $10.6 million balance on our line of credit at March 29, 2002, incurring interest expense for the nine months ended March 29, 2002.

Income Taxes

         Our income tax rate was 38.0% in the third quarter of fiscal 2003, and 38.1% for the nine months ended March 28, 2003, compared to 38.3% in the third quarter of fiscal 2002 and 38.5% for the nine months ended March 29, 2002. Looking forward to fiscal fourth quarter 2003 and fiscal year 2004, we expect our combined Federal and State tax rate to remain at 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 28, 2003, we had $49.0 million of working capital, compared to $43.9 million as of June 28, 2002. During the nine-month period ended March 28, 2003, we generated $9.2 million of cash from operating activities. The average days sales outstanding (DSO) of our accounts receivable improved to 38 days at March 28, 2003, from 44 days at June 28, 2002. We generated $1.2 million in cash from our receivable collections due to faster payment from our larger payors and active collection efforts offset by slower than expected collections related to our management arrangement with the three District of Columbia Department of Mental Health pharmacies. We expect our receivables to continue to perform in the high thirty to low forty DSO range for fiscal fourth quarter 2003 and fiscal year 2004. We had an increase in cash of $2.2 million from higher accounts payable and income taxes payable. The average days inventory on hand remained level at 9 days at March 28, 2003, and June 28, 2002. We used $0.5 million to finance our inventory growth. We expect our inventory to perform at or below 10 days for fiscal fourth quarter 2003 and fiscal year 2004.

         We used approximately $0.9 million of cash in investing activities during the nine-month period ended March 28, 2003, for leasehold improvements, furniture, equipment, and computer hardware and software. These purchases included investing for Fuzeon(R) distribution.

         We had no long-term debt as of March 28, 2003. Shareholders' equity as of March 28, 2003, and fiscal year-end 2002 was $83.7 million and $79.4 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of March 28, 2003, and fiscal year-end 2002 were $53.5 million and $49.2 million, respectively. As of June 28, 2002, we had a secured line of credit totaling $30 million. We are in compliance with the debt covenants of the line of credit as of March 28, 2003. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at Prime Rate. The line of credit expired January 2003, and was extended to April 2003. On April 17, 2003, we signed a three-year extension of the secured line of credit totaling $30 million. Under the terms of the amended agreement, the debt is secured by receivables and inventory and bears interest at LIBOR plus an applicable margin ranging from 1.75% to 2.5%. The line of credit expires April 17, 2006.

         There were no short-term borrowings outstanding under our line of credit at March 28, 2003. We believe that the line of credit and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions or capital spending projects. We currently have no specific commitments beyond our normal capital spending requirements for the fourth quarter of fiscal 2003. However, we are examining new pharmacy information systems to be implemented later in fiscal 2004 that could cause capital investments to increase our capital spending level.

         Our future contractual commitments consist entirely of payments due under operating leases. See Note 5, Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

RESTRICTED STOCK GRANTS

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $0.7 million based on our fair market value of $4.71 per common share at the date of grant, were to be recognized as compensation expense over a four year vesting period of the grant, subject to an acceleration provision based on an increase in our stock price to $7.54 or more for five consecutive trading days. In October 2002, 20,000 of these shares were cancelled. The remaining 125,000 restricted shares vested on March 7, 2003, as provided by the grant acceleration provision. We recognized compensation expense of $0.5 million in the three months ended March 28, 2003, and $0.6 million in the nine months ended March 28, 2003. The impact of the stock grant is $0.03 per share in fiscal 2003.

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

FORWARD-LOOKING STATEMENTS

      Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with drug manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid; loss of relationships with payors (including Aetna or other large contracts); negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses; the impairment of a significant amount of our goodwill; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations; other activities of government agencies; our ability to obtain competitive financing to fund operations and growth; continuing qualifications to list our securities on a national stock exchange; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely information; computer system, software, or hardware failures or malfunctions; heightened competition; and loss or retirement of key executives or changes in ownership. These and other risks and uncertainties are discussed in further detail in the cautionary statement filed as Exhibit 99.1 as part of Chronimed's annual report and Form 10-K filed with the Securities and Exchange Commission.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Our short-term borrowings bear interest at variable rates based on the prime rate or LIBOR. A 10% increase in interest rates would not have a significant effect on our interest expense based on current borrowing levels. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

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

                           PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings involving Chronimed Inc. or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

         We are involved in routine litigation incidental to the conduct of our business. We do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

                  10.1 Specialty Pharmacy Fuzeon(R) Agreement between the Company and Roche Laboratories dated March 7, 2003 (without exhibits or schedules).

                  10.2 Prime Vendor Agreement between the Company and Cardinal Health dated April 24, 2003.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K

                           A Current Report on Form 8-K with a report date of January 30, 2003, was filed during the third quarter of fiscal 2003 to provide the full text of the second quarter financial results press release dated January 29, 2003.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHRONIMED INC.

Dated: May 1, 2003          By       /s/ HENRY F. BLISSENBACH
                                     -----------------------------------
                                     Henry F. Blissenbach
                                     Chief Executive Officer and
                                     Chairman of the Board of Directors

Dated  May 1, 2003                   /s/ GREGORY H. KEANE
                                     -----------------------------------
                                     Gregory H. Keane
                                     Vice President, Chief Financial Officer and
                                     Treasurer (Principal Financial and
                                     Accounting Officer)

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

    Date: May 1, 2003

/s/ HENRY F. BLISSENBACH
-------------------------------
Henry F. Blissenbach
Chief Executive Officer

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

    Date: May 1, 2003

/s/ GREGORY H. KEANE
-------------------------------
Gregory H. Keane
Chief Financial Officer