Form 10-K
period 2003-06-27
CHRONIMED INC
filed 2003-09-18
CIK 883813

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 27, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity of Chronimed Inc. held by non-affiliates as of close of business on December 27, 2002, was approximately $74 million based on the closing price of $5.91 per share reported on the NASDAQ National Market System. The number of shares of Common Stock outstanding as of December 27, 2002, was 12,477,501.

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 2003, to be filed with the Commission are incorporated by reference in Part III of the Form 10-K.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

     -    the statements discuss our future expectations;

     - the statements contain projections of our future earnings or of our financial condition; and

     -    the statements state other "forward-looking" information.

         It is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors noted in Exhibit 99.1 to this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from expectations.

         Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the risk factors, elsewhere in this report, and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition, and business. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 1.           BUSINESS

GENERAL

         Chronimed Inc. ("Chronimed" or the "Company"), a specialty pharmacy, distributes prescription drugs and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes.

         We distribute our products via our Chronimed mail service and our nationwide StatScript Pharmacy retail chain. All sales are attributed to and all assets are located in the United States. See Note 12, Notes to Consolidated Financial Statements, Item 15 of this Annual report on Form 10-K, for information regarding our business segments.

         Our specialty medications are quite expensive (ranging from $3,000 to $150,000 per patient per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex regimen. These are all reasons these medications are not routinely stocked in traditional mail and retail pharmacies.

         Our services are most effective for patients who:

         - have illnesses that are generally not being served by traditional pharmacies because their illnesses occur in less than one percent of the nation's population;

         - require high-cost, complex medications that are not always available through traditional mail and retail pharmacies and the majority of which must be taken for the rest of the patient's life;

         - require treatment by pharmacists with advanced knowledge about the patient's disorder; and

         - require a significant amount of self-management and ongoing education where patient compliance is critical for improving clinical and economic outcomes.

         Our key relationships are with:

         - Patients: We provide a confidential, convenient, competitively priced source of prescription drugs, counseling, and a variety of educational materials to help the patient achieve maximum control over his or her condition. Educating patients, improving patient compliance, and increasing provider support and intervention favorably affect clinical outcomes and decrease the long-term costs of care. Our patient-oriented services include counseling by highly trained registered pharmacists, nurses, and internally certified patient specialists, the provision of educational materials, compliance monitoring, insurance billing, refill reminders, 24-hour pharmacist availability, automated reorder capabilities, and timely shipments to patients' homes, workplaces, physicians' offices, and treatment facilities.

         - Physicians and Healthcare Providers: We believe our expertise makes us a valuable partner for physicians and other healthcare providers working with patients experiencing complex chronic health conditions. We have developed relationships with several treatment centers, foundations, and medical associations that specialize in the treatment or support of patients with specific chronic conditions. Through these relationships, we are able to introduce our services to a large number of individuals with chronic conditions and the healthcare specialists treating them. We handle the patients' pharmacy needs, we carry the specialized inventory, and we manage the payor and patient billing, all designed to free up time for the physician.

         - Pharmaceutical Developers and Manufacturers: We believe our system is well suited for developers and manufacturers of pharmaceutical products who are targeting specific patient disease populations. We provide these companies with assistance in introducing new products to the proper candidates, a cost-effective means for distributing products to specific patient populations, specialized packaging for shipping, secure warehousing facilities, wait list management, and billing expertise. We also provide valuable data to the manufacturers, including HIPAA compliant clinical information about patients, compliance experience, and outcomes assessments.

         - Payors: Managed care plays a significant role in the provision of healthcare in the United States and a significant number of our patient referrals come from contracted third-party payors and the government. These payors benefit from our services because our experience in managing specific patient groups allows us to improve patient care cost-effectively.

         We work directly with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the chronically ill.

         Chronimed was founded in 1985 as a Minnesota corporation and has been publicly traded on the NASDAQ National Market since 1992.

         We make available free of charge, on or through our Internet website at www.chronimed.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

         In this Form 10-K, fiscal 2003, fiscal 2002, and fiscal 2001 refer to our fiscal years ended June 27, 2003, June 28, 2002, and June 29, 2001. In addition, fiscal 2004 refers to our fiscal year ending July 2, 2004 which will include 53 weeks.

BUSINESS STRATEGY

         We believe that we have a competitive advantage because we are focusing our business resources on specific diseases and because we possess both mail and retail capabilities to serve our patients, physicians, manufacturers, and payors. Our retail pharmacy, branded as StatScript, is believed to be the largest specialty franchise that serves patients with HIV/AIDS. We intend to leverage this position, as a leading provider of medications for patients with HIV/AIDS, to grow our business and to deliver value-added services to manufacturers. We expect to do the same with our second largest disease franchise, which serves individuals who have received an organ transplant. We intend to continue our growth in the biotech injectable business primarily through our mail service distribution channel. We distribute virtually all products for all of the specialty disease categories. We intend to build on this broad base through greater focus on those medications and disease categories where Chronimed can leverage an already strong franchise or where our service capabilities allow us to provide a competitive advantage to our customers.

         Since contracts with pharmaceutical manufacturers are critical to our gross margin performance, we intend to promote our world-class distribution capability in an effort to obtain more exclusive or semi-exclusive arrangements.

         We are committed to being a low cost provider and intend to increase our technology and process improvement capabilities as a key driver in lowering our operational expenses. Virtually all of our 33 facilities have the capacity to handle more business without adding considerable resources.

         Excellent drug distribution, although a core competency, is not enough to assure managed care and pharmaceutical manufacturer contracts. Aspects of therapy management including patient education, nurse lines, 24-hour emergency access to a pharmacist, outgoing calls to patients and physicians, compliance assurance, and outcomes analysis are part of the contract-winning process. We intend to enhance our capabilities in therapy management to give us a further edge on our competitors.

         Due to the chronic nature of our patients' diseases and the high level of drug expenditures per patient, our patients represent a high annuity revenue source. We will continue to invest in building our customer service and pharmacy fulfillment capabilities in order to not only attract but also retain these patients over their medication lifetime.

         Many new injectable products used in mental health, oncology, respiratory disorders, neurologic conditions, viral infections, and other health conditions are in the biotech pipeline for near-term release. We will continue to investigate opportunities to establish market presence in select new disease specialty areas.

         Finally, we believe that acquisitions will play an important role in building our business, particularly where the acquisition target can add depth in new or underserved chronic disease categories and geographic markets. We will be seeking acquisition opportunities to strengthen our position.

OUR DISEASE FOCUS

         Our patient populations are concentrated among three areas. Approximately 50% of our patients are persons living with HIV/AIDS, about 20% of our patients have had organ transplants, and the remaining 30% of our patients have other complex conditions treated with biotech injectable medications. Descriptions of these diseases, markets, and our current services to these populations follow.

         HIV/AIDS

         Infection with human immunodeficiency virus (HIV) results in a diminished immune system. HIV attacks and destroys T cells (a form of white blood cell) that coordinate much of the network of normal immune responses. Without normal immune responses, people with HIV are unable to fight and overcome routine infections, leading to a diagnosis of acquired immune deficiency syndrome (AIDS). People with HIV/AIDS require treatment with complex medication regimens and often face many long-term physical, financial, social, and psychological challenges due to the often debilitating nature of the disease.

         The Centers for Disease Control and Prevention (CDC) estimate that as many as 950,000 people in the U.S may be living with HIV/AIDS (http://www.niaid.nih.gov/factsheets/aidsstat.htm). Approximately 40,000 people are newly infected each year in the U.S. AIDS caused over 15,000 deaths in the U.S. in 2001 and is the leading cause of death among African-American men aged 25 to 44.

         Currently, industry estimates indicate that about 350,000 people in the U.S. with HIV/AIDS are being treated. Treatment typically involves 3 to 4 medications, and often includes other drugs for managing side effects, preventing potential infections, and helping with nutritional and mental health challenges from AIDS. The combination of these drugs creates highly complex regimens with a large number of side effects and adherence challenges. The annual cost for the HIV/AIDS medications alone averages approximately $14,000 per year.

         In March 2003, a brand new class of HIV/AIDS medication was introduced in Fuzeon(R), an injectable drug that prevents HIV from invading white blood cells. While a breakthrough medication with life-extending potential, it also increased the cost of treating HIV/AIDS by up to $25,000 per year and added another complicating factor in the regimen due to the complex procedures for preparation and administration of the drug.

         We began to serve people with HIV/AIDS through our StatScript Pharmacy retail chain in 1996. Prescriptions for these patients now account for about 50% of Chronimed's overall volume and revenue. Our stores are very different from traditional retail pharmacies. They are designed to provide medications and professional guidance and advice to patients in a comfortable, relaxed, and confidential environment. StatScript Pharmacies dispense all the medications used to treat HIV/AIDS including Fuzeon(R), and keep these items in inventory at all times. Patients know that StatScript Pharmacy locations will have what they need, when they need it. Our pharmacists are specially trained and certified in HIV/AIDS treatment and work very closely with the HIV/AIDS doctors and other caregivers in their areas.

         Our stores are also experts in billing and coordinating insurance benefits for HIV/AIDS medications. Unlike traditional pharmacies, where 95% of their prescription business is covered by a drug card and electronically billed to a Pharmacy Benefit Manager, many of StatScript Pharmacy's customers are covered by government or indemnity health plans that pay for drugs under a medical benefit (similar to doctors and hospitals) and use paper claim forms. Many more have supplemental coverage with AIDS Drug Assistance Programs (ADAP) or Ryan White funding. StatScript Pharmacy staff spend as much time as needed to make sure the patients' benefits are realized in full and that the patient only pays their required copayment or coinsurance amount. This helps many patients afford their medications, keeping them on their therapies and maximizing their outcomes.

         Our goals in helping people with HIV/AIDS are to assist them in gaining maximum control over their disease, lower the incidence of complications, remove any barriers to receiving therapy, and improve their quality of life. Meeting these goals creates a significant competitive advantage over traditional pharmacies and allows StatScript Pharmacy to have strong customer relationships.

         ORGAN TRANSPLANT

         According to the United Network for Organ Sharing, as of July 2003 approximately 175,000 people were living with transplanted organs. During the period January 2003 through May 2003, 10,489 transplants were performed in the U.S., and 82,735 people are currently waiting for a transplant.

         After receiving an organ transplant, people are started on therapies to suppress their immune systems to prevent organ rejection. These regimens usually include 3 to 4 medications. In addition to these immunosuppressants, people are often placed on other medications to manage the disease that ultimately caused their original organ(s) to fail. These can include drugs to treat diabetes, high blood pressure, high cholesterol, or other common chronic diseases. It is not uncommon for some patients to take 15 to 20 medications a day immediately after their transplant and still be on 8 to 10 drugs after the first year. These combinations can create large numbers of side effects and drug interactions, requiring close monitoring by the patients' transplant physicians and their pharmacists.

         Also, these drug therapies are expensive. Our experience has shown that most transplant recipients require about $12,000 in prescription drugs during the first year following transplantation and about $9,000 per year thereafter. These drug regimens are generally taken for the remainder of the patients' lives, creating challenges for many patients.

         We have been serving people with organ transplants since 1990. We provide medications through both our mail-service pharmacies and our community-based StatScript Pharmacy retail chain. Our pharmacists and support staff provide a "high-touch" program focused on optimizing the patients' therapeutic outcome. We incorporate tools to enhance adherence and persistence with the complex medication regimens, including monthly telephone or e-mail refill reminders and routine telephone calls to monitor potential medication problems.

         Our staff also helps patients with insurance benefits. Many people with organ transplants have multiple insurance plans, including their current insurance, plus Medicare and Medicaid. Our pharmacy staff coordinates these plans and attempts to get the patients as much of their insurance benefits as possible. We also work with patients and insurance companies on copayment and coinsurance issues to minimize the patients' out-of-pocket payments. All of these services are considerably more than people would receive at traditional pharmacies, creating a competitive advantage for our pharmacies and a lasting relationship with our patients.

         BIOTECH INJECTABLE MEDICATIONS

         We began distributing biotech injectable medications through our mail service pharmacies in 1994. Today we provide all medications through both our mail and retail pharmacies. The biotech injectables we provide treat many chronic conditions including hepatitis B and C, rheumatoid arthritis, cancer, anemias, endometriosis, growth hormone deficiency, hemophilia, immune deficiency disorders, infertility, and multiple sclerosis. A majority of our injectable business revenue is derived from the following four diseases:

         Hepatitis C. According to the US Department of Health and Human Services in 2003, almost 4 million Americans may be infected with the hepatitis C virus (HCV), of whom 2.7 million are chronically infected. Each year, there are about 35,000 new cases of acute hepatitis C. HCV attacks the liver and can cause long-term renal illnesses such as infection, cirrhosis, and cancer. According to the National Institutes of Health, HCV is the leading cause of liver transplantations in the United States and accounts for 10,000 to 12,000 deaths per year.

         We sell injectable drugs used to treat HCV, including pegylated interferons (PEG-Intron(R) and Pegasys(R)) with or without ribavirin. Combination therapy with pegylated interferon and ribavirin is the treatment of choice resulting in sustained response rates of 40%-80%. Our programs for these patients reduce costs through lower acquisition costs, efficient medication delivery in temperature controlled packaging, counseling, and side effects management.

         Rheumatoid Arthritis. According to the Arthritis Foundation, rheumatoid arthritis (RA) affects 2.1 million Americans, mostly women. About 50,000 new cases of RA are detected each year. Onset usually occurs in middle-age, but is often detected in people in their 20s and 30s. RA is an auto-immune disease, causing inflammation in the joint lining or other internal organs. It typically affects many different joints, can be chronic, and is a disease of flares (active) and remissions (little to no activity). The involved joint can lose its shape and alignment, resulting in pain, stiffness, warmth, redness, swelling, and loss of movement.

         Drug therapy for RA usually starts with medications to reduce the inflammation and manage the pain. These include drugs like aspirin, ibuprofen, naproxen, and other non-steroidal anti-inflammatory agents. As RA progresses, many patients will be placed on disease-modifying antirheumatic drugs (DMARDs) such as gold, methotrexate, and other immune system modulators. All of these medications can be obtained at traditional pharmacies and are relatively inexpensive.

         After the anti-inflammatories and DMARDs lose effect, patients will often start on drugs called biologic response modifiers (BRMs). These drugs actually prevent the progression of RA and can lead to some improvements in affected joints. The most common BRMs are Enbrel(R), Remicade(R), Kineret(R), and Humira(R). All of these medications are injectable, and all but Remicade(R) can be administered by the patient (Remicade(R) is given by intravenous infusion, requiring the patient to go to a doctor's office). They all are very expensive, costing approximately $15,000 per year.

         We supply all required RA medications, from initial therapies to injectables BRMs, to patients either from our mail service pharmacies or our StatScript Pharmacy retail chain. We provide reimbursement assistance and coordination of benefits to minimize our patients' out-of-pocket expenses. Our pharmacists provide detailed and thorough consultations on the drugs, including preparation and administration of the injection, to minimize side effects and other complications. We also contact patients with routine refill reminders to reduce or eliminate treatment interruptions.

         Cancer. Chemotherapeutic agents are used to treat a variety of cancers by destroying rapidly growing cancer cells within the body. We offer most of the medications used to treat the different forms of cancer. We distribute these products to the patient's home for self-administration or to the physician's office for administration in a clinical setting.

         Drugs used to fight cancer also destroy the body's ability to produce erythropoietin, resulting in a reduction in red blood cells. Low levels of red blood cells reduce the amount of oxygen available in the body, resulting in fatigue. We supply medications such as Epogen(R), Procrit(R), and Aranesp(R) that increase the number of available red blood cells by supplementing the body's natural erythropoietin production.

         White blood cells are responsible for helping the body fight infections. The chemotherapeutic drugs used to fight cancer substantially reduce the number of white blood cells in the patient's body leaving the patient susceptible to common and serious opportunistic infections. We supply medications such as sargramostim (Leukine(R)) and filgrastim (Neupogen(R)) to stimulate white blood cell production following chemotherapy treatments.

         Multiple Sclerosis. The Multiple Sclerosis Association of America estimates that more than 400,000 people in the United States have multiple sclerosis (MS) and that 10,400 new cases are diagnosed every year. MS is a disease of the central nervous system that damages or destroys the protective layer surrounding nerve fibers. Once damaged, electrical nerve impulses are not properly conducted to and from the brain, resulting in the various symptoms of MS.

         Therapy for MS includes use of drugs to lessen the severity or frequency of attacks, to slow the increase of disability resulting from the disease, and to treat the various resulting symptoms (muscle stiffness, fatigue, and bladder problems). We supply patients with all currently available products, including Avonex(R), Betaseron(R), Copaxone(R) and Rebif(R).

PRODUCT DISTRIBUTION

         We distribute our products through 33 distribution facilities. This includes mail service facilities located in Minnesota, California, Texas, Tennessee and Florida and our nationwide StatScript Pharmacy retail chain, which consists of 28 company-owned, community pharmacies.

         MAIL SERVICE

         We provide a full-service pharmacy to our patients. We routinely carry over 4,000 brand name and generic prescription drugs in inventory, which we distribute directly to the patients and physicians through our centralized mail service system. What makes us different from traditional retail and mail order pharmacies is that we stock hundreds of hard-to-find, specialty items at all times. These include blood factor products for hemophilia, all self-administered biotech injectables, and drugs used for HIV/AIDS and solid organ transplants. We believe that we can distribute these specialty products with considerably higher levels of service at a competitive price in comparison to local and national retail pharmacies. Cost savings are accomplished through our distribution of a high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists. Patients benefit from the convenience of having products delivered directly to their homes and, in many cases, at lower initial out-of-pocket costs than they might obtain from other sources. We maintain toll-free telephone numbers and automated and online capabilities for patients to place orders, and we primarily ship orders by FedEx or UPS to ensure prompt delivery.

         We have recently expanded and redesigned our primary mail service facility in Minnetonka, Minnesota to meet the Federal Drug Administration's current Good Manufacturing Practice (cGMP) standards for drug distribution. Our new facility is secured and temperature-controlled, and all operational aspects are documented to meet cGMP requirements. We also installed a motorized conveyor system to enhance the speed and efficiency by which we distribute and process prescription orders. These improvements allow us to handle significantly higher volumes in our current location. We are able to distribute any product as needed by specialty medication manufacturers or product distributors.

         Our mail service revenue is derived from the sale of biotech injectable medications and immunosuppressive drugs for organ transplant recipients. Patients using the service may pay cash, have standard indemnity coverage, be Medicare or Medicaid beneficiaries, or have a pharmacy benefit defined by their managed care health plan. In fiscal 2003, mail service accounted for 42% of our revenue.

         COMMUNITY PHARMACIES

         Our StatScript community pharmacies give us a significant presence in the retail marketplace. The StatScript Pharmacy retail chain is the market leader in providing prescription drugs to people with HIV/AIDS. StatScript pharmacies support HIV/AIDS patients through physician referrals, patient education, complete patient tracking, and interaction with community service organizations. Our revenue growth in this business comes from the continued rollout of the combination drug therapies of protease inhibitors and nucleoside, nucleotide, and non-nucleoside reverse transcriptase inhibitors, as well as the new fusion inhibitor, Fuzeon(R), introduced in March 2003 by Roche and Trimeris. Future revenue growth may also be generated from pharmacy acquisitions, pharmacy openings, and increased patient volumes at existing stores.

         We have also begun distributing organ transplant drugs through our localized retail StatScript pharmacies in order to better meet the needs of transplant patients and transplant centers. Transplant medications sometimes require same-day delivery, and our local StatScript pharmacies offer an efficient, practical solution to meet this need. We also have been using our StatScript pharmacies to distribute biotech injectable medications, particularly for hepatitis C. In fiscal 2003, StatScript sales accounted for 58% of our revenue.

         As of June 27, 2003, the StatScript chain consisted of 28 pharmacies located in: Atlanta, Boston, Chicago, Dallas, Ft. Lauderdale, Houston (two locations), Indianapolis (two locations), Kansas City, Las Vegas, Los Angeles, Miami Beach, Milwaukee, Minneapolis, Memphis, New York City, Orlando, Philadelphia, San Diego, San Francisco, Seattle, St. Louis, St. Petersburg, Tampa, Washington, D.C., West Hollywood, and West Palm Beach.

THERAPY MANAGEMENT

         Chronimed provides a range of clinical services designed to educate patients about their disease conditions, support therapy compliance and keep patients healthier. These services include 24-hour emergency access to a pharmacist, patient counseling, educational material development and distribution, and automated order and refill reminder calls. As a supporting strategy to our disease-based business model, we are introducing a new and expanded therapy management program for patients utilizing our mail pharmacy. In addition to our traditional services, we will be providing regularly scheduled nurse counseling calls to patients and providing them and their physicians with customized therapy progress reports. Managing patient compliance to physician prescribed regimens helps avoid additional therapy and costly medical procedures and hospitalizations due to treatment failure, thereby improving outcomes and reducing the overall costs of managing these diseases.

MANUFACTURER RELATIONSHIPS AND SERVICES

         Developing relationships with drug manufacturers is a key element of our business strategy. Our objective is to identify those manufacturers who are developing drugs having product or market characteristics that fit, and could benefit from, our specialized distribution and service model. Our goal is to educate those manufacturers about the value of the services we provide, and by doing so, gain access to these drugs on a preferred basis.

         In general, we provide the following kinds of services for manufacturers:

         Distribution. We combine our mail service and retail capabilities to offer specialized distribution services to drug manufacturers. This service is best suited to companies requiring secured tracking, companies with limited production capabilities (resulting in limited product supplies), or for products intended for use in small or difficult-to-access patient populations. We also distribute drugs that are in clinical trials and coordinate trial data collection on adherence, side effect incidence, and other key attributes.

         Data and Analysis. Our large, specialized patient base provides valuable data on treatments, adherence, usage, and prescribing trends. This information is generally provided to manufacturers as a fee-for-service product. Data is shared only following de-identification in compliance with the privacy requirements of HIPAA.

         Promotion and Market Share Support. Due to our local presence and highly qualified pharmacists, we help drug companies with product usage and adoption. We support products that are appropriate for our patients and follow clinical guidelines. We can be very effective in increasing market share for appropriate target products.

         Consultation. We work with drug manufacturers before and after their product is launched. We provide advice on areas such as reimbursement, packaging, distribution, marketing, promotion, and pricing. We represent the views of patients, payors, and pharmacies to help manufacturers align their sales and marketing efforts to achieve success.

PAYOR RELATIONSHIPS AND SERVICES

         Most managed care programs have plan design features that limit the number of providers eligible to serve plan members. For example, most managed care plans will not pay for services, or will require substantially higher co-pays or deductibles, if a patient chooses to use a provider that is considered "outside" the patient's plan network. The high costs of the specialty medications we provide create a significant disincentive for recipient patients to use "out-of-network" providers. Because we provide unique pharmacy sources to a defined population, our objective is to be included as a "network" pharmacy provider in as many plans as possible, and to assist plans in creating specialty pharmacy "carve-out" arrangements. These arrangements typically allow us to provide significant savings to the plan due to the greater volume of patients served through these arrangements.

         Payors often have difficulty quantifying and controlling the cost of the increasing number of costly, complex medications used to treat specific chronic conditions. We help payors identify and lower their costs by reducing product acquisition costs, offering efficient delivery systems, providing accurate and efficient reporting of drugs and associated costs of their members' usage, delivering excellent patient care, and streamlining claims and billing services. We have payor contracts with HMOs, major health insurers, government agencies, and other managed health plans covering significant patient populations. As part of these contracts, we offer payors customized programs designed to maximize patient care and to manage high-cost medications and low patient utilization rates. Specifically, we offer payors the following services:

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

         - Disease expertise. By focusing on the needs of specific patient populations, our pharmacists and nurses are experts in the requirements and treatment patterns for the identified patient populations. Our therapy management programs provide not only the payors, but also the physicians and patients, accurate and current reports of compliance, usage, and other variables associated with a specific disease and its care.

         - Distribution of educational materials designed to help patients achieve maximum control over their chronic conditions.

         In fiscal 2003, Aetna, Inc. and its affiliates ("Aetna") accounted for approximately 24% of our revenue. We entered into a Specialty Pharmacy Mail Service Vendor Agreement with Aetna effective May 1, 2000. Our Agreement had an initial term of three years and it was renewed effective May 1, 2003 until December 31, 2004. Either party may terminate the Agreement on 90 days notice. Other than Aetna, no private payor accounts for 10% or more of our revenue. In fiscal 2003, approximately 35% of our revenue came from governmental programs, primarily Medicare (a federal program) and Medicaid (numerous state programs). The loss of a significant payor, including Aetna, or a significant reduction in their rates of reimbursement, could have a material adverse effect on our business and results of operations.

REIMBURSEMENT SERVICES

         We have developed a significant level of expertise in managing the complex world of pharmacy reimbursement. We have invested heavily in this reimbursement process and our patient adherence rates and accounts receivable performance have improved accordingly. Generally, before delivering products to a patient, we contact the appropriate payor (electronically, by fax, or by telephone) to determine the patient's health plan coverage and the portion of costs that the payor will reimburse. Our patient service specialists review issues such as lifetime limits, pre-existing condition clauses, prior authorization requirements, and the availability of special funding programs. We accept assignment of benefits from a large number of payors, which substantially eliminates the claims submission process for many patients. Our goal is to simplify the reimbursement process for our patients and to help them find available sources of reimbursement assistance. Our reimbursement services are a significant value-add offering to patients, payors, and manufacturers and help differentiate us from our competition.

SALES AND MARKETING ACTIVITIES

         This past year, we restructured our sales organization in order to fully resource a new disease focused marketing strategy. We employ approximately 25 sales professionals to call on payors, physicians, case managers, and manufacturers. Our local pharmacists also call on physicians and other key influencers to grow the StatScript business. We have four primary sales directives:

         - Our HIV sales personnel are located in the high population areas for HIV positive patients. They call physicians, AIDS service organizations, and other key influencers.

         - Our transplant sales personnel are calling primarily on transplant centers and secondarily on transplant case managers.

         - Our biotech injectables sales personnel call on high prescribing physicians in specific disease areas. Our current focus here is on hepatitis C and rheumatoid arthritis prescribers.

         - Our managed care sales personnel call on large HMOs, insurance companies, and at-risk physician groups. This is a cost-containment focus, rather than a disease focus, and generally reflects an exchange of the payor's employee prescription volume for our product discount and value-added services.

         We also have a pharmaceutical manufacturer sales team selling our capabilities as a pre-launch advisor, exclusive product distributor, and patient and product specific data supplier.

SUPPLIERS

         We purchase prescription drugs and related products directly from manufacturers and wholesalers. We inventory approximately 4,000 brand name and generic prescription drugs and related products. We take advantage of special discounts when offered by suppliers. When we receive a prescription for a drug that we do not have in inventory, we generally obtain the required item from our wholesaler the same or next day. The availability and prices of the products we distribute are subject to market conditions. We regularly seek to enhance our distribution contract opportunities with existing or new manufacturers. In March 2003, Chronimed signed a one year agreement with Roche to be the exclusive distributor of Fuzeon(R), a new injectable HIV/AIDS medication developed by Roche and Trimeris. We regularly purchase Fuzeon(R) directly from Roche. We believe that Fuzeon(R) may represent more than 10% of Chronimed's fiscal 2004 purchases.

         During fiscal 2003, we used McKesson Corporation, a national distributor, to supply pharmaceuticals for our pharmacies. This supplier made up 89%, 92%, and 85% of our continuing operations inventory purchases for fiscal 2003, 2002, and 2001, respectively. Effective August 2003, we signed a new three-year wholesaler agreement with Cardinal Health to cover the majority of our pharmaceutical purchases replacing McKesson Corporation. We also aggressively pursue programs with manufacturers and group purchasing organizations to lower our drug acquisition costs.

INFORMATION SYSTEMS

         Our mail service operations include an automated call center and a fully integrated information system. The real time information system provides our customer service representatives with the necessary on-line information to service patients, caregivers, and providers including product purchase histories, payor billing and account balances, inventory levels, and co-payment amount requirements. Mail service distribution sites are fully integrated and built around an order management process using inventory control, purchasing, shipping, and receiving functions. Our mail operation telephone system has an automatic call distribution capability utilizing the latest advances in skills-based call routing to distribute incoming calls to customer service representatives. We are linked to key customers for eligibility verification and electronic claims submission.

         Over 40% of new prescriptions are received by fax from providers. These faxes are received into our e-mail system, where they are electronically date- and time-stamped and stored. An automated response is generated and sent back to the sender to confirm that we received their fax into our system. Faxes can be immediately reproduced as needed.

         We also offer internet ordering capabilities for our existing customers directly through our automated secure web site at www.chronimed.com. The web site provides them with convenient electronic confirmation messages and tracking numbers for their shipped orders. We expect that the proportion of transactions conducted by electronic commerce will increase each year.

         The implementation of a new retail pharmacy system, originally planned for fiscal 2003, was delayed to the second half of fiscal 2004. The delay was due to a software release problem from the vendor. The new system will allow for balancing the workload using automated work queues. It will also integrate pharmacy operations with a point of sale system and will represent a significant enhancement over the current system.

COMPETITION

         The distribution of specialty prescription drugs is a highly competitive business. The specialty pharmacy industry is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of our current and potential competitors include specialty pharmacy distributors such as Accredo Health Inc., Caremark Rx, Priority Healthcare Corporation, and ProCare (a division of CVS Corporation), national wholesale drug distributors which operate their own specialty distribution businesses such as Amerisource Bergen Corporation, Cardinal Health, Inc. and McKesson Corporation, retail pharmacies, specialty pharmacy divisions of pharmacy benefit managers, institutional pharmacies, hospital-based pharmacies, and home infusion therapy companies. We compete on the basis of service, convenience, product availability, price, and reputation. Some of our competitors are larger than we are and have significantly greater financial, technical and managerial resources. Despite the presence of significant competitors in each of our lines of business, we believe that only a very few competitors offer a similar combination of mail service and retail specialty pharmacy distribution in the disease states we serve. Nonetheless, there can be no assurance that competitive pressures will not have a material, adverse effect on our business.

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

GOVERNMENT REGULATION

         Our business is subject to substantial federal, state and local governmental regulation, including laws governing the dispensing of prescription drugs and laws prohibiting the payment of remuneration for patient referrals. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for us. We believe that we are in substantial compliance with all existing statutes and regulations materially affecting the conduct of our business. We are routinely subject to periodic audits regarding compliance with these governmental regulations.

         Licensing. Our primary mail pharmacy is regulated under the laws of the State of Minnesota. We are also regulated by the laws of each state in which we maintain a retail or mail pharmacy. We also deliver prescription products from our licensed pharmacies to patients in states in which we do not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to their residents. We believe that we are in material compliance with these laws and regulations in substantially all relevant jurisdictions.

         Labeling and Dispensing. Federal laws also establish standards governing the labeling, packaging, advertising, and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. The Federal Trade Commission and United States Postal Service require mail service pharmacies to engage in truthful advertising, stock a reasonable supply of drugs, fill mail orders within 30 days and, if that is impossible, inform the consumer of his or her right to a refund. We believe that we are in substantial compliance with these requirements. Approximately half of our products are shipped by commercial delivery services.

         Fraud and Abuse Provisions. We are subject to various federal laws that regulate healthcare services receiving governmental reimbursement. These laws include the "fraud and abuse" provisions of the Social Security Act, which prohibit remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. In addition, numerous states have existing or pending laws prohibiting financial arrangements among healthcare providers. Violations of these laws include civil and criminal penalties, as well as the suspension or termination of a provider's ability to continue to provide services in the state.

         Referral Restrictions. The federal prohibitions on inducements for referrals are broadly drafted, and the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements have been broadly construed by federal courts, the Department of Health and Human Services, and officials of the Office of Inspector General. "Safe harbor" regulations define a narrow scope of practices that will be exempted from prosecution or other enforcement action under the illegal remuneration provisions, but due to the narrow scope of the safe harbor exemptions, the legality of numerous types of business and financial relationships between healthcare providers and practitioners remains uncertain. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and rarely have been interpreted by courts or regulatory agencies.

         In situations where we purchase or provide services and products or otherwise contract with healthcare providers who may be in a position to refer patients to us, we believe we have exercised care in an effort to structure such arrangements to comply with existing federal and state laws.

         Patient Confidentiality. Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information. We maintain medical records for each patient to whom we dispense pharmaceuticals. As a result, we are subject to one or more of these medical record and patient confidentiality laws. Of particular significance are the Health Insurance and Portability and Accountability Act of 1996 (HIPAA) security and privacy regulations. The HIPAA security regulations, which establish certain standards for assuring the security and integrity of electronically maintained health information, were issued as a final rule on February 20, 2003. "Covered Entities" as defined in the final security rule, which includes Chronimed, must comply with the requirements of the final security rule by April 21, 2005. The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000. On August 17, 2002, the Department of Health issued an amended final rule modifying the privacy rule standards for protecting the confidentiality of health information. "Covered Entities" as defined in the final privacy rule, which includes Chronimed, were required to comply with the final privacy rule as of April 14, 2003. We believe that we are in substantial compliance with this privacy rule. The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information.

         The HIPAA privacy regulations have required us to make several changes to our policies, procedures, forms, employee training and information handling practices. The HIPAA security regulations require that we invest significant capital in upgrading information systems hardware, software, and procedures.

         Political, economic, and regulatory influences are subjecting the healthcare industry and prescription drug providers in the United States to fundamental change. A variety of new approaches have been proposed, including mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, creation and regulation of a comprehensive Medicare drug benefit, and creation of large purchasing groups. In addition, some of the states in which we operate have adopted or are considering various healthcare reform proposals. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Any of these developments could affect our ability to carry out our business.

EMPLOYEES

         As of September 5, 2003, we employed 408 full-time and 22 part-time employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

ITEM 2.           PROPERTIES

         Our properties provide a suitable work environment for our employees and the necessary productive capacity to distribute our products and services. We currently lease all of our properties. These properties are described below.

                                                          SIZE
       FUNCTIONS                  LOCATIONS           (SQUARE FEET)          LEASE TERM
       ---------                  ---------           -------------          ----------
Corporate office and       Minnetonka, MN               62,000         Through March 31, 2005
mail service pharmacy,
including
customer service and
distribution

Retail and mail service    California, Florida         Various         Expire over periods
specialty pharmacies       Georgia, Illinois,            up to         extending to June,
                           Indiana, Massachusetts,       4,200         2010
                           Minnesota, Missouri,
                           Nevada, New York,
                           Pennsylvania,
                           Tennessee, Texas,
                           Washington,
                           Washington D.C.,
                           Wisconsin

ITEM 3.           LEGAL PROCEEDINGS

         On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against us and certain of our current and former officers. The Complaint alleges that we and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated
Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were filed and the nine lawsuits were consolidated into a single class action case.

         On July 11, 2003, we and plaintiffs agreed to settle the case and all claims. Under the settlement, which is subject to court approval, we will pay $2.2 million which will be distributed to the class members and counsel. The settlement amount is being funded by our insurance.

         We have been engaged in discussions with the United States Attorney for the District of Columbia regarding certain claims for reimbursement we submitted to DC Medicaid between January and April 2000. The U.S. Attorney has asserted that these claims were a result of an attempt by a DC resident to defraud the Medicaid system and divert pharmaceuticals. We have denied wrongdoing. Our Medicaid billings associated with this individual's activities totaled approximately $230,000. We have established a reserve against the possibility that these billings could be subject to repayment. No formal action has been taken by the government with respect to these billings, however such an action could result in a greater loss.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

PRICE RANGE OF COMMON STOCK

         Our Common Stock, $.01 par value per share, is currently traded on the NASDAQ National Market System. The following table sets forth the quarterly high and low closing transaction prices as reported by NASDAQ for the years ended June 28, 2002, and June 27, 2003:

---------------------------------------------------
FISCAL YEAR 2002            HIGH              LOW
---------------------------------------------------
First Quarter             $   5.35          $  2.10
Second Quarter                7.20             2.72
Third Quarter                 8.00             6.15
Fourth Quarter                6.79             4.80

---------------------------------------------------
FISCAL YEAR 2003            HIGH              LOW
---------------------------------------------------
First Quarter             $   5.10          $  4.41
Second Quarter                6.11             4.79
Third Quarter                 8.80             5.82
Fourth Quarter               10.15             7.66

NUMBER OF SHAREHOLDERS OF RECORD

         The number of shareholders of record of our Common Stock as of September 5, 2003, was approximately 365. The number of beneficial owners of our Common Stock was approximately 5,000 as of the same date.

DIVIDENDS

         We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 27, 2003, and June 28, 2002, and for each of the fiscal years in the three year period ended June 27, 2003, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 29, 2001, June 30, 2000, and July 2, 1999, and for the two-year periods ended June 30, 2000, are derived from our audited financial statements previously filed with the SEC. The information set forth below is not necessarily indicative of the results of future operations.

FINANCIAL RESULTS                                  JUNE 27,   JUNE 28,    JUNE 29,    JUNE 30,     JULY 2,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2003       2002        2001        2000        1999
-----------------------------------------------------------------------------------------------------------
Revenue                                           $ 435,713   $ 397,437   $ 297,925   $ 222,497   $ 168,624
Gross profit                                         53,122      47,732      35,693      36,891      31,179
Bad debt expense                                     (3,204)     (3,504)     (7,140)     (7,154)       (945)
Income (loss) from continuing operations              7,727       1,858      (5,774)     (9,115)        173
Interest income (expense), net                          311         104         568        (191)        419
Other income (loss)                                       -       3,906      (1,837)          -         503
Income tax (expense) benefit                         (3,053)     (2,131)      2,585       3,398        (427)
Net income (loss) from continuing operations          4,985       3,737      (4,458)     (5,908)        668
Income from discontinued operations, net of tax           -           -      15,235       1,840       3,459
-----------------------------------------------------------------------------------------------------------
 Net income (loss)                                $   4,985   $   3,737   $  10,777   $  (4,068)  $   4,127
===========================================================================================================

Diluted earnings (loss) per share:
Income (loss) from continuing operations          $    0.40   $    0.30   $   (0.37)  $   (0.49)  $    0.06
Income from discontinued operations                       -           -        1.25        0.15        0.28
-----------------------------------------------------------------------------------------------------------
 Net income (loss)                                $    0.40   $    0.30   $    0.88   $   (0.34)  $    0.34
===========================================================================================================

Weighted average shares outstanding -- diluted       12,512      12,342      12,206      12,116      12,256

FINANCIAL POSITION
Working capital                                   $  51,685   $  43,850   $  36,982   $  36,393   $  31,472
Total assets                                        110,000      99,495      98,993      78,430      78,542
Shareholders' equity                                 85,513      79,401      75,502      63,057      66,487

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

         Fiscal 2002 results include the following charge and gain:

         - Pre-tax charges of $3.6 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, store closing costs and costs associated with the fiscal 2001 financial restatement.

         - A $3.8 million pre-tax gain on the June 2002 collection of a previously reserved note receivable from the buyer of Home Service Medical (HSM), included in Other Income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         Chronimed Inc. ("Chronimed" or the "Company"), a specialty pharmacy, distributes prescription drugs and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes.

         We distribute our products via our Chronimed mail service and our nationwide StatScript Pharmacy retail chain. See Note 12, Notes to Consolidated Financial Statements, Item 15 of this Annual report on Form 10-K, for information regarding our business segments.

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

Revenue Recognition

         Revenue is recognized at the time prescriptions are shipped to or picked up by the patient. We participate in various third-party provider networks and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain third-party providers and state Medicaid programs for which there is no electronic adjudication process available at the time of sale, we bill a standard list price (versus a known contracted price) and then simultaneously determine an appropriate estimate for expected payor discount based on our reimbursement history for each payor class. This reimbursement history is updated quarterly. Revenue is then reported net of the estimated payor discounts and adjusted in future periods as final settlements are determined.

Collectibility of Accounts Receivable

         Accounts receivable consist primarily of amounts due from third-party payors (the Medicare and Medicaid programs, other government programs, prescription benefits managers, managed care health plans, commercial insurance companies) and to a lesser extent from individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected for reasons other than discounts taken by payors at the time of payment.

         In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts and historical write-off experience. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. Bad debt expense was $3.2 million, $3.5 million, and $7.1 million in fiscal 2003, 2002, and 2001, respectively. We believe this decrease reflects improvements in our billing and collection processes. However, subsequent changes in estimates could be unfavorable.

Goodwill

         We have $30.2 million of goodwill on our balance sheet at June 27, 2003. The annual impairment tests of these assets under FAS 142 involves the use of a third-party valuation firm and requires estimates of future cash flows by reporting unit.. We also review the carrying value of these assets whenever there are any events or circumstances that indicate the potential for impairment. If an impairment is determined, the carrying values of these assets will be reduced to fair value.

RESULTS OF OPERATIONS

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

FISCAL YEAR                                              2003      2002      2001
----------------------------------------------------------------------------------
Revenue
  Mail service                                            41.7%     43.6%     51.5%
  Retail                                                  58.3      56.4      48.5
----------------------------------------------------------------------------------
  Total revenue                                          100.0     100.0     100.0
Cost of revenue                                           87.8      88.0      88.0
----------------------------------------------------------------------------------
Gross profit                                              12.2      12.0      12.0
Operating expenses
  Selling and marketing                                    0.9       0.8       1.1
  General and administrative                               8.8       9.8      10.4
  Bad debt                                                 0.7       0.9       2.4
----------------------------------------------------------------------------------
Total operating expenses                                  10.4      11.5      13.9
Income (loss) from operations                              1.8       0.5      (1.9)
Interest income (expense), net                               -         -       0.2
Other income (loss)                                          -       1.0      (0.6)
Income tax (expense) benefit                              (0.7)     (0.6)      0.8
----------------------------------------------------------------------------------
Net income (loss) from continuing operations               1.1       0.9      (1.5)
Income from discontinued operations, net of tax              -         -       5.1
----------------------------------------------------------------------------------
Net income (loss)                                          1.1%      0.9%      3.6%
==================================================================================

FISCAL 2003 COMPARED TO FISCAL 2002

Revenue

         Total revenue for fiscal 2003 grew 9.6% to $435.7 million from $397.4 million in fiscal 2002 primarily resulting from the growth in sales from HIV/AIDS, organ transplant, and hepatitis C medications. Fiscal 2003 revenues by disease compared to fiscal 2002 as follows:

                                                     FISCAL YEAR
                                     -------------------------------------------
                                                   % OF                    % OF        %
(DOLLAR AMOUNTS IN THOUSANDS)          2003        TOTAL       2002        TOTAL     CHANGE
-------------------------------------------------------------------------------------------
HIV/AIDS                             $ 233,964      53.7%    $ 208,428      52.4%      12.3%
Transplant                              77,536      17.8        68,388      17.2       13.4
Other Disease States                   124,213      28.5       120,621      30.4        3.0
-------------------------------------------------------------------------------------------
Total                                $ 435,713     100.0%    $ 397,437     100.0%       9.6%
===========================================================================================

         The Mail Service segment revenue for fiscal 2003 grew 4.9% to $181.8 million from $173.2 million in fiscal 2002. This growth was due to the addition of new biotech injectable patients from several payors and price inflation. Payor reimbursements from Aetna represented 58.3% and 59.7% of our Mail Service revenues for fiscal

2003 and 2002, respectively. Except for Aetna, no other private payor accounted for 10% or more of our revenues in fiscal 2003 and 2002.

         The Retail segment revenue for fiscal 2003 grew 13.2% to $253.9 million from $224.2 million in fiscal 2002. This increase was due to continued additions of new patients at existing stores and a combination of increased anti-viral medication volume bolstered by increased post-transplant drug sales. We plan to continue our expansion of retail product offerings beyond our HIV/AIDS focus, to include post-transplant certain biotech injectable medications. A single uncontracted private payor represented approximately 5.6% and 6.1% of our Retail segment revenues for fiscal 2003 and 2002, respectively.

Gross Profit and Gross Margin

         Total gross profit dollars increased $5.4 million or 11.3%, from $47.7 million in fiscal 2002 to $53.1 million in fiscal 2003. Gross margins as a percentage of revenue improved slightly from 12.0% in fiscal 2002 to 12.2% in fiscal 2003.

         Mail Service margins as a percentage of revenue increased slightly from the year ago period due to a stabilization in pricing pressures in markets we serve, improved purchasing programs, and a change in product mix toward higher margin products. Aetna represented 44.9% and 37.4% of our Mail Service margins for fiscal 2003 and 2002, respectively.

         Retail margins as a percentage of revenue decreased slightly from the year ago period primarily due to a reduction in reimbursement rates by several payors, particularly state Medicaid programs, in selected markets we serve. A single uncontracted private payor represented 7.4% and 10.0% of our Retail margins for fiscal 2003 and 2002, respectively. We expect this private payor to reduce its reimbursement rate in fiscal 2004, which will result in lower gross margins in the Retail segment.

         We anticipate that payors will continue to exert downward pressure on the prices we will be able to charge as payors continue to seek containment of healthcare costs, which will negatively affect margins in the future. We are working to offset this pricing pressure in a number of ways, including sales and marketing efforts to direct more profitable medications into both the Retail and Mail Service segments, and enhanced programs with manufacturers, wholesalers, and group purchasing organizations to reduce product costs.

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

Selling and Marketing Expenses

         Our selling and marketing expenses increased $0.5 million, or 13.8%, from $3.3 million in fiscal 2002 to $3.8 million in fiscal 2003. This increase in expenses is primarily due to the recent fourth quarter additions to our sales force and increased travel and promotion activities. This higher level of selling and marketing expenses is expected to continue during fiscal 2004.

General and Administrative Expenses

         Our general and administrative expenses decreased $0.6 million, or 1.6%, from $39.0 in fiscal 2002 to $38.4 million in fiscal 2003. Included in fiscal 2003 general and administrative expenses was compensation expense for restricted stock grants of $0.6 million and higher payroll costs, legal fees, and insurance costs. Fiscal 2002 included charges of $3.6 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, store closing costs, and costs associated with the fiscal 2001 financial restatement. Excluding these charges, fiscal 2002 general and administrative expenses were $35.5 million, or 8.9% of revenues.

Bad Debt Expenses

         Our bad debt expense decreased $0.3 million, or 8.6% in fiscal 2003. Bad debt expenses represented 0.7% and 0.9% of revenues for fiscal 2003 and fiscal 2002, respectively. Fiscal 2003 and 2002 results are representative of our expectation for future bad debt expense of approximately 0.7% to 1.0% of revenue. The allowance for bad debt expense has been reduced from $5.4 million as of June 28, 2002, to $4.5 million as of June 27, 2003, commensurate with our declining accounts receivable balance, improved agings, and lower write-off experience.

Interest Income

         Interest income, net of interest expense, increased $0.2 million, from $0.1 million in fiscal 2002 to $0.3 million in fiscal 2003. Interest income decreased from fiscal 2002 due to the declining interest rate environment partially offset by our increased invested asset levels. Interest expense declined in fiscal 2003 due to no short-term borrowing costs on our line of credit. Included in interest income for fiscal 2002 was $0.4 million of interest on a note receivable with the buyer of our Home Service Medical (HSM) business in September 2000. This note was paid in full during fiscal 2002 and as a result did not generate interest income in fiscal 2003.

Other Income

         Other income of $3.9 million in fiscal 2002 includes a $3.8 million gain on the collection of a previously reserved note receivable due from the buyer of our HSM business.

Income Taxes

         In fiscal 2003 and 2002 the effective income tax rate was 38.0% and 36.3%, respectively. See Note 7, Notes to Consolidated Financial Statements for the reconciliation to our statutory rate. Looking forward to fiscal 2004, we expect our combined Federal and State tax rate to approximate 38.0%.

FISCAL 2002 COMPARED TO FISCAL 2001

CONTINUING OPERATIONS

Revenue

         Total revenue for fiscal 2002 was up 33.4% to $397.4 million from $297.9 million in fiscal 2001, reflecting strong existing business as well as full year revenues from three acquisitions in the second half of fiscal 2001, which, together will be referred to as the "Acquired Businesses." Our existing business and the Acquired Businesses together will be referred to as the "On-going Business." The Acquired Businesses include four retail pharmacies of American Prescription Providers (APP) (acquired in February, 2001) and a single location pharmacy in Sherman Oaks, California ("Oaks") (acquired in April, 2001) in the Retail segment, and the organ transplant pharmacy of SangStat Medical ("SangStat") (acquired in April, 2001) in the Mail Service segment. Overall, these three acquisitions contributed approximately $55.7 million or 54.6% of our $102.1 million year-over-year growth (excluding the Disposed Businesses, as noted below). During fiscal 2001, we disposed of or shut down certain lines of business (together, the "Disposed Businesses"). Within the Mail Service segment, the HSM business was sold and the diabetes service centers were closed in the first quarter of fiscal 2001. Within the Retail segment, the remaining Clinical Partners business ceased operation in the second quarter of fiscal 2001. By revenue source, fiscal 2002 compares to fiscal 2001 as follows.

                                            FISCAL YEAR
                                     ------------------------
(DOLLAR AMOUNTS IN THOUSANDS)          2002           2001        % CHANGE
--------------------------------------------------------------------------
Mail Service Segment
  On-going Business                  $ 173,202     $  151,224         14.5%
  Disposed Businesses                        -          2,237       (100.0)
--------------------------------------------------------------------------
    Total Mail Order                   173,202        153,461         12.9
Retail Segment
  On-going Business                    224,235        144,104         55.6
  Disposed Businesses                        -            360       (100.0)
--------------------------------------------------------------------------
    Total Retail                       224,235        144,464         55.2
--------------------------------------------------------------------------
Total Company                        $ 397,437     $  297,925         33.4%
==========================================================================

         The Mail Service segment revenue grew 12.9% year-over-year, despite the September, 2000 sale of the segment's HSM business and the closure of its diabetes service centers. Excluding these businesses in both years, the year-over-year growth was 14.5%. This growth was due to several factors, including the addition of new biotech injectable patients from several payors, the April, 2001 SangStat acquisition, and price inflation. The SangStat acquisition contributed approximately $8 million of the growth in year-over-year revenue. Excluding the SangStat acquisition, the rate of revenue growth slowed to approximately 9.4% in fiscal 2002 compared to 45.9% in fiscal 2001, due to new patients from the contract with Aetna that became effective July 15, 2000, unfavorable retention of organ transplant patients, and product shortages for Enbrel(R) and the Hepatitis-C drug Peg-Intron(R). Payor reimbursements from Aetna represented 59.7% and 65.5% of our Mail Service revenues for fiscal 2002 and 2001, respectively. Except for Aetna, no other private payor accounted for 10% or more of our revenues in fiscal 2002 and 2001.

         The Retail segment revenue grew 55.2% for the year due to continued additions of new patients at existing stores and the full year benefit of the acquisition of the APP and Oaks specialty pharmacies. The newly acquired stores accounted for approximately $42.4 million of our growth in the On-going Business, while same store revenue accounted for the remainder of the revenue growth, with a 25.9% increase for the year. The same store growth was due to a combination of increased anti-viral medication volume bolstered by increased post-transplant drug sales. A single private payor represented approximately 6.1% and 7.0% of our Retail revenues for fiscal 2002 and 2001, respectively.

Gross Profit and Gross Margin

         Total gross profit dollars increased $12.0 million or 33.7%, from $35.7 million in fiscal 2001 to $47.7 million in fiscal 2002. Gross margins as a percentage of revenue remained unchanged at 12.0% in fiscal 2001 and fiscal 2002.

         Mail Service margins as a percentage of revenue increased slightly from the year ago period due to a stabilization in pricing pressures in markets we serve, improved purchasing programs, and a change in product mix toward higher margin products. Aetna represented 37.4% and 35.1% of our Mail Service margins for fiscal 2002 and 2001, respectively.

         Retail margins as a percentage of revenue decreased slightly from the year ago period primarily due to the closing of selected store locations and a large uncontracted payor's decision to reduce reimbursement in the middle of fiscal 2001. A single private payor represented 10.0% and 13.6% of our Retail margins for fiscal 2002 and 2001, respectively.

Selling and Marketing Expenses

         The following chart shows the year-to-year comparisons of selling and marketing expenses.

                                            FISCAL YEAR
                                     ------------------------
(DOLLAR AMOUNTS IN THOUSANDS)          2002           2001        % CHANGE
--------------------------------------------------------------------------
On-going Business                    $   3,329     $    2,776         19.9%
Disposed Businesses                          -            433       (100.0)
--------------------------------------------------------------------------
Total Company                        $   3,329     $    3,209          3.7%
==========================================================================

         Our selling and marketing expenses increased $0.1 million, or 3.7% in fiscal 2002. Our selling and marketing expenses for On-going Business increased $0.5 million, or 19.9% in fiscal 2002, from $2.8 million to $3.3 million. These marketing expenses for On-going Business represented 0.8% and 0.9% of revenues for fiscal 2002 and fiscal 2001, respectively. This increase in expenses was primarily due to head count additions and increased travel and promotion activities.

General and Administrative Expenses

         The following chart shows the year-to-year comparisons of general and administrative expenses, excluding bad debt expense.

                                            FISCAL YEAR
                                     ------------------------
(DOLLAR AMOUNTS IN THOUSANDS)          2002           2001        % CHANGE
--------------------------------------------------------------------------
On-going Business                    $  39,041     $   30,487         28.1%
Disposed Businesses                          -            631       (100.0)
--------------------------------------------------------------------------
Total Company                        $  39,041     $   31,118         25.5%
==========================================================================

         Our general and administrative expenses increased $7.9 million, or 25.5% in fiscal 2002, due primarily to Retail store acquisitions in the latter part of fiscal 2001 and higher lease and pharmacist operating costs in existing specialty pharmacy stores. For our On-going Business, general and administrative expenses increased $8.5 million, or 28.1% in fiscal 2002, from $30.5 million to $39.0 million, and declined as a percentage of total revenue from 10.2% to 9.8% reflecting our emphasis on operating leverage against increasing revenues. Included in fiscal 2001 general and administrative expenses was $1.4 million of goodwill amortization that was not expensed in fiscal 2002 as a result of our adoption of Statement 142 ("Goodwill and Other Intangible Assets"). In addition, fiscal 2002 included charges of $3.6 million related to the StatScript retail business for the costs of transferring the Kansas City retail headquarters to Minneapolis, store closing costs, and costs associated with the fiscal 2001 financial restatement. Excluding these charges and the Disposed Businesses, fiscal 2002 and 2001 general and administrative expenses were $35.5 million and $29.1 million, or 8.9% and 9.9% of revenues, respectively.

Bad Debt Expenses

         Our bad debt expense decreased $3.6 million, or 50.9% in fiscal 2002. Bad debt expenses represented 0.9% and 2.4% of revenues for fiscal 2002 and fiscal 2001, respectively. This high rate of bad debt expense in 2001 was due primarily to a higher write-off of receivables in the Retail Segment. The bad debt improvement in fiscal 2002 reflected our consolidation of billing and collection operations to our Minneapolis headquarters and related process changes.

Interest Income

         Interest income, net of interest expense, decreased $0.5 million, from $0.6 million in fiscal 2001 to $0.1 million in fiscal 2002, reflecting increased invested asset levels and declining interest rate environment, net of short-term borrowing costs on our line of credit. Included in interest income for fiscal 2002 and 2001 was $0.4 million and $0.3 million, respectively, of interest on a note receivable with the buyer of our HSM business in September 2000.

Other Income (Loss)

         Other income of $3.9 million in fiscal 2002 includes a $3.8 million gain on the collection of a previously reserved note receivable due from the buyer of our HSM business. The $1.8 million loss in fiscal 2001 reflects our loss on sale of available-for-sale securities that had been received as consideration in the sale of our MEDgenesis business.

Income Taxes

         In fiscal 2002 and 2001 the effective income tax rate was 36.3% and 36.7%, respectively. See Note 7, Notes to Consolidated Financial Statements for the reconciliation to our statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 27, 2003, we had $51.7 million of working capital, compared to $43.9 million as of June 28, 2002. During fiscal 2003, we generated $17.5 million of cash from operating activities. The average days sales outstanding
(DSO) of our accounts receivable improved from 44 days at June 28, 2002, to 34 days at June 27, 2003. Faster payment from our larger payors and active collection efforts led to this improvement. This improvement in DSO generated $4.5 million in cash during the year. We expect our receivables to perform at or better than the current 34 days sales outstanding in fiscal 2004. The average days inventory on hand also improved from 9 days at June 28, 2002, to 8 days at June 27, 2003. This improvement partially offset the growth in inventory required to support the business growth. We expect our inventory to perform at or below the current 8 days on hand in fiscal 2004. Working capital generated from higher trade payables provided a $4.3 million source of cash for the year.

         Approximately $1.3 million of cash was used in investing activities during fiscal 2003 for purchases of property and equipment.

         We had no outstanding borrowings as of fiscal year end 2003 and 2002. Shareholders' equity as of fiscal year end 2003 and 2002 was $85.5 million and $79.4 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of fiscal years ended 2003 and 2002 were $55.3 million and $49.2 million, respectively. As of June 27, 2003, we had a secured line of credit totaling $30 million. We had no borrowings under our line of credit during fiscal 2003. We are in compliance with the debt covenants of the line of credit as of June 27, 2003. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 2.85% at June 27, 2003). The line of credit expires in April 2006.

         We believe that our cash and cash equivalents, line of credit, and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions or capital spending projects. We expect our capital project requirements to be between $2 to $3 million in fiscal 2004.

         Our future contractual commitments consist entirely of payments due under operating leases are as follows:

                                                        LESS THAN   ONE TO THREE   FOUR TO FIVE   AFTER FIVE
(IN THOUSANDS)                               TOTAL      ONE YEAR        YEARS         YEARS         YEARS
------------------------------------------------------------------------------------------------------------
Total contractual cash obligations          $   5,959   $   2,728   $      2,714   $        359   $      158

RESTRICTED STOCK GRANTS

         In August 2002, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of common stock to our officers under our 2001 Stock Incentive Plan. These restricted shares, valued at $0.7 million based on our fair market value of $4.71 per common share at the date of grant, were to be recognized as compensation expense over a four year vesting period, subject to an acceleration provision based on an increase in our stock price to $7.54 or more for five consecutive trading days. In October 2002, 20,000 of these shares were cancelled. The remaining 125,000 restricted shares vested on March 7, 2003, as provided by the acceleration provision and we recognized compensation expense of $0.6 million during fiscal 2003.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 did not have any impact on our financial position, results of operations or cash flows.

         In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. We continue to account for stock-based employee compensation under APB Opinion 25 but have adopted the new disclosure requirements of Statement 148.

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

FORWARD-LOOKING STATEMENTS

         Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with biopharmaceutical manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid; loss of relationships with payors (including Aetna or other material contracts); negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses; the impairment of a significant amount of our goodwill; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations; increased competition; our ability to obtain competitive financing to fund operations and growth; loss or retirement of key executives; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely recognition of revenue and earnings; and adverse publicity, news coverage, and reporting by independent analysts. We urge you to read the cautionary statement filed as Exhibit 99.1. This cautionary statement discusses specific factors which could affect our operations and forward-looking statements contained in this Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. Our short-term borrowings would bear interest at variable rates based on the Eurodollar rate plus an applicable margin depending on our covenant calculation. A 10% increase in interest rates would not have a significant effect on our interest expense based on the fact that we had no borrowings in fiscal 2003. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-23 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.          CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

         There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," "PROPOSAL 1 - ELECTION OF DIRECTORS," "PROPOSAL 2 - APPOINTMENT OF INDEPENDENT AUDITORS," and "EXECUTIVE OFFICERS" to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to our shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of Shareholders to be held on November 19, 2003 (the "2003 Proxy Statement") are incorporated in this Form 10-K by reference in response to this
Item 10.

ITEM 11.          EXECUTIVE COMPENSATION

         The discussions under the sections captioned "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "EXECUTIVE COMPENSATION - Comparable Stock Performance" to be included in the 2003 Proxy Statement are incorporated in this Form 10-K by reference in response to this
Item 11.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The discussions under the sections captioned "OWNERSHIP OF CHRONIMED COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND EXECUTIVE OFFICERS" and "EXECUTIVE COMPENSATION - Equity Compensation Plan Information" to be included in the 2003 Proxy Statement are incorporated in this Form 10-K by reference in response to this Item 12.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The discussion under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" to be included in the 2003 Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

         This item is first effective for annual reports for fiscal years ending after December 15, 2003, and therefore is not included in this filing.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                  PAGE
                                                                                                  ----
(a)      DOCUMENTS INCLUDED IN THIS REPORT

1.       Financial Statements
         Index to Financial Statements.........................................................    F-1
         Report of Independent Auditors........................................................    F-2
         Consolidated Balance Sheets as of June 27, 2003 and June 28, 2002.....................    F-3
         Consolidated Statements of Income for the years ended June 27, 2003,
         June 28, 2002, and June 29, 2001 .....................................................    F-4
         Consolidated Statements of Shareholders' Equity for the years ended June 27, 2003,
         June 28, 2002, and June 29, 2001 .....................................................    F-5
         Consolidated Statements of Cash Flows for the years ended June 27, 2003,
         June 28, 2002, and June 29, 2001 .....................................................    F-6
         Notes to Consolidated Financial Statements............................................    F-8
2.       Financial Statement Schedule
         Schedule II -- Valuation and Qualifying Accounts and Reserves.........................    S-1

         Financial Statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or Notes thereto.

(b)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K with a report date of April 24, 2003, was filed during the fourth quarter of fiscal 2003 to provide the full text of the third quarter financial results press release dated April 23, 2003.

(c)      EXHIBITS

         Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

         We will furnish any shareholder a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

         Portions of the 2003 definitive Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, and 13 of this Report. Only those portions directly responsive to the Items of Form 10-K shall be deemed filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------
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

10.1*             Form of Restricted Stock Grant Agreement. (1)

10.2              Pharmacy Participation Agreement with Aetna Health Management,
                  Inc. (9)

10.2a*            Amendment to Pharmacy Services Agreement between Chronimed and
                  Aetna Inc. dated May 1, 2003 (without exhibits or schedules).

10.3              Employment Agreement effective July 1, 2000, between the
                  Company and Henry F. Blissenbach. (1) (9)

10.4              Chronimed Inc. 1994 Stock Option Plan. (3)

10.5              Chronimed Inc. 1994 Stock Option Plan for Directors. (3)

10.6              Chronimed Inc. 1997 Stock Option Plan. (4)

10.7              Chronimed Inc. 1999 Stock Option Plan. (8)

10.8              Chronimed Inc. 2001 Stock Incentive Plan. (10)

10.9              Facility Lease Agreement with Red Circle L.L.P. dated November
                  1996. (5)

10.9a             Amendments dated April 1997, December 1997, and July 1998 to
                  Facility Lease Agreement with Red Circle L.L.P. (8)

10.10 Separation and Release Agreement effective January 5, 2001, between the Company and Maurice R. Taylor, II. (1) (13)

10.11             Promissory Note of Maurice R. Taylor, II, dated July 24, 2000.
                  (1) (13)

10.12             Asset Purchase Agreement dated December 1, 2000, between
                  Chronimed Inc. and Medisys PLC. (11)

10.12a Amendment to Asset Purchase Agreement dated January 5, 2001, between Chronimed Inc. and Medisys PLC. (12)

10.13             Asset Purchase Agreement dated February 2, 2001, between
                  Chronimed Inc. and American Prescription Providers. (14)

10.14             Specialty Pharmacy Fuzeon(R)Agreement between Chronimed Inc.
                  and Roche Laboratories dated March 7, 2003 (without exhibits or schedules). (15)

10.15             Prime Vendor Agreement between Chronimed Inc. and Cardinal
                  Health dated April 24, 2003. (15)

10.16*            Amended and Restated Revolving Credit Agreement between
                  Chronimed Inc. and U.S. Bank National Association, M&I
                  Marshall and Ilsey Bank, and UMB Bank, N.A. dated April 17,
                  2003 (without exhibits or schedules).

10.17*            Employment agreement effective February 1, 2003 between the
                  Company and Anthony J. Zappa. (1)

 21.1*            List of Subsidiaries.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
23.1*             Consent of Ernst & Young LLP.

31.1*             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 (Chief Executive Officer).

31.2*             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 (Chief Financial Officer).

32.1*             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Executive Officer).

32.2*             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Financial Officer).

99.1*             Cautionary Statements for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation Reform Act.

---------------------

*        Filed herewith.

(1)      Management contract or compensatory plan or arrangement.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45644), as amended.

(3) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on January 31, 1995, under file number 0-19952.

(4) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on November 5, 1996, under file number 0-19952.

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

(9) Incorporated by reference to the Company's 2000 Annual Report on Form 10-K filed with The Commission on September 27, 2000, under file Number 0-19952.

(10) Incorporated by reference from Exhibit A in the Company's Definitive Proxy Statement filed with The Commission on Schedule 14A, October 13, 2000, under file Number 0-19952.

(11) Incorporated by reference from Exhibit 2.1 in the Company's Form 8-K filed with The Commission December 18, 2000, under file Number 0-19952.

(12) Incorporated by reference from Exhibit 2.2 in the Company's Form 8-K filed with The Commission January 19, 2001, under file Number 0-19952.

(13) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 14, 2001, under file Number 0-19952.

(14) Incorporated by reference to the Company's 2001 Annual Report on Form 10-K filed with The Commission on October 12, 2001, under file Number 0-19952.

(15) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 9, 2003, under file Number 0-19952.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHRONIMED INC.
Dated: September 18, 2003
                                           By /s/ HENRY F. BLISSENBACH
                                              ----------------------------------
                                              Henry F. Blissenbach
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HENRY F. BLISSENBACH                                      September 18, 2003
--------------------------------------------------
Henry F. Blissenbach - Chief Executive Officer
(Principal Executive Officer and Chairman of the
Board of Directors)

/s/ GREGORY H. KEANE                                          September 18, 2003
--------------------------------------------------
Gregory H. Keane - Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ THOMAS A. CUSICK                                          September 18, 2003
--------------------------------------------------
Thomas A. Cusick (Director)

/s/ THOMAS F. HEANEY                                          September 18, 2003
--------------------------------------------------
Thomas F. Heaney (Director)

/s/ MYRON Z. HOLUBIAK                                         September 18, 2003
--------------------------------------------------
Myron Z. Holubiak (Director)

/s/ DAVID R. HUBERS                                           September 18, 2003
--------------------------------------------------
David R. Hubers (Director)

/s/ KAREN GILLES LARSON                                       September 18, 2003
--------------------------------------------------
Karen Gilles Larson (Director)

/s/ CHARLES V. OWENS, JR.                                     September 18, 2003
--------------------------------------------------
Charles V. Owens, Jr. (Director)

/s/ STUART A. SAMUELS                                         September 18, 2003
--------------------------------------------------
Stuart A. Samuels (Director)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors............................................................................   F-2

Consolidated Balance Sheets...............................................................................   F-3

Consolidated Statements of Income.........................................................................   F-4

Consolidated Statements of Shareholders' Equity...........................................................   F-5

Consolidated Statements of Cash Flows.....................................................................   F-6

Notes to Consolidated Financial Statements................................................................   F-8

Schedule II - Valuation and Qualifying Accounts and Reserves..............................................   S-1

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Chronimed Inc.

         We have audited the accompanying consolidated balance sheets of Chronimed Inc. as of June 27, 2003 and June 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 27, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chronimed Inc. at June 27, 2003 and June 28, 2002, and the consolidated results of its income and its cash flows for each of the three years in the period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
August 4, 2003

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        JUNE 27,                        JUNE 28,
                                                                                          2003                            2002
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                                          $  22,854                        $  6,306
    Accounts receivable (net of allowances of $5,940 and                                  40,001                          44,461
       $8,923 at June 27, 2003, and  June 28, 2002, respectively)
    Inventory                                                                              8,614                           8,334
    Prepaid expenses                                                                       1,071                           1,062
    Deferred taxes                                                                         2,607                           3,437
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                              75,147                          63,600

Property and equipment, net                                                                4,487                           5,485

Goodwill                                                                                  30,233                          30,233
Other assets, net                                                                            133                             177
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                       $ 110,000                        $ 99,495
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                   $  19,085                        $ 14,811
    Accrued expenses                                                                       2,136                           3,117
    Accrued bonus                                                                          1,420                           1,174
    Income taxes payable                                                                     821                             648
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                         23,462                          19,750

Deferred taxes                                                                             1,025                             344

Shareholders' equity
    Preferred stock                                                                            -                               -
    Common stock, issued and outstanding shares--
          12,541 and 12,353 respectively                                                     125                             124
    Additional paid-in capital                                                            56,248                          55,122
    Retained earnings                                                                     29,140                          24,155
--------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                        85,513                          79,401
--------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                     $ 110,000                        $ 99,495
================================================================================================================================

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JUNE 27,       JUNE 28,       JUNE 29,
YEAR ENDED                                                                 2003           2002           2001
---------------------------------------------------------------------------------------------------------------
Revenue                                                                 $ 435,713      $ 397,437      $ 297,925
Cost of revenue                                                           382,591        349,705        262,232
---------------------------------------------------------------------------------------------------------------
        Gross profit                                                       53,122         47,732         35,693

Operating expenses
    Selling and marketing                                                   3,790          3,329          3,209
    General and administrative                                             38,401         39,041         31,118
    Bad debt                                                                3,204          3,504          7,140
---------------------------------------------------------------------------------------------------------------
        Total operating expenses                                           45,395         45,874         41,467

Income (loss) from continuing operations                                    7,727          1,858         (5,774)
Interest income                                                               311            493            673
Interest expense                                                                -           (389)          (105)
Other income (loss)                                                             -          3,906         (1,837)
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
    income taxes                                                            8,038          5,868         (7,043)
Income tax (expense) benefit                                               (3,053)        (2,131)         2,585
---------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations                                4,985          3,737         (4,458)

Net income from discontinued operations, net of tax                             -              -          1,466
Gain on sale of discontinued operations, net of tax                             -              -         13,769
---------------------------------------------------------------------------------------------------------------
Net income from and gain on sale of discontinued
    operations, net of tax                                                      -              -         15,235
---------------------------------------------------------------------------------------------------------------

Net income                                                              $   4,985      $   3,737      $  10,777
===============================================================================================================

Basic and diluted net income (loss) per share:
    Continuing operations                                               $    0.40      $    0.30      $   (0.37)
    Discontinued operations                                                     -              -           1.25
---------------------------------------------------------------------------------------------------------------
Net income per share                                                    $    0.40      $    0.30      $    0.88
===============================================================================================================

Basic weighted-average shares                                              12,356         12,321         12,206
Diluted weighted-average shares                                            12,512         12,342         12,206

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                       PAID-IN     RETAINED    COMPREHENSIVE
                                               SHARES      AMOUNT      CAPITAL     EARNINGS        INCOME        TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                          12,147      $  121     $ 52,839     $  9,641        $ 456       $ 63,057
  Shares issued for employee stock
    purchase and option plans                     168           2        1,029            -            -          1,031
  Non-cash charge to compensation
    expense                                         -           -          938            -            -            938
  Tax benefit of stock option exercises             -           -          155            -            -            155
  Net income                                        -           -            -       10,777            -         10,777
  Unrealized loss on available-
    for-sale securities                             -           -            -            -         (456)          (456)
-----------------------------------------------------------------------------------------------------------------------
  Subtotal - comprehensive income                                                                                10,321
=======================================================================================================================

Balance June 29, 2001                          12,315         123       54,961       20,418            -         75,502
  Shares issued for employee stock
    purchase and option plans                      38           1          161            -            -            162
  Net income and comprehensive income               -           -            -        3,737            -          3,737
-----------------------------------------------------------------------------------------------------------------------

Balance June 28, 2002                          12,353         124       55,122       24,155            -         79,401
  Shares issued for employee stock
    purchase, restricted stock, and
    option plans                                  188           1          957            -            -            958
  Tax benefit of restricted stock vesting           -           -          169            -            -            169
  Net income and comprehensive income               -           -            -        4,985            -          4,985
-----------------------------------------------------------------------------------------------------------------------
Balance June 27, 2003                          12,541      $  125     $ 56,248     $ 29,140        $   -       $ 85,513
=======================================================================================================================

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                              JUNE 27,     JUNE 28,     JUNE 29,
YEAR ENDED                                                                      2003         2002         2001
----------------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                                $  4,985     $  3,737     $ 10,777
    Less income/gain from discontinued operations                                    -            -      (15,235)
----------------------------------------------------------------------------------------------------------------
        Income (loss) from continuing operations                                 4,985        3,737       (4,458)

    Adjustments to reconcile income (loss) from continuing
        operations to net cash provided by (used in) operating activities:
            Depreciation and amortization                                        2,351        2,871        4,056
            Amortization of restricted stock                                       592            -            -
            Deferred income taxes                                                1,511        1,855       (1,296)
            Gain on sale of Home Service Medical business                            -       (3,797)         (22)
            Loss on sale of available-for-sale securities                            -            -        1,844
            Income tax benefit of stock option exercises and restricted
                stock vesting                                                      169            -          155
            Changes in operating assets and liabilities:
                Accounts receivable                                              4,460       (4,139)      (1,440)
                Income taxes                                                       173        7,018       (4,469)
                Inventory                                                         (280)         499       (1,529)
                Accounts payable                                                 4,274         (713)       5,017
                Accrued expenses                                                  (735)         424        1,354
                Other assets                                                        15           (3)        (469)
----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                     17,515        7,752       (1,257)

Investing activities
    Acquisitions                                                                     -            -      (24,777)
    Proceeds from sale of Home Service Medical business                              -        3,797        2,734
    Purchases of property and equipment                                         (1,333)      (1,305)      (2,850)
    Sale of available-for-sale securities                                            -            -        7,656
----------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities                     (1,333)       2,492      (17,237)

Financing activities
    Net proceeds from issuance of Common Stock                                     366          162        1,031
    Net proceeds from (repayments of) borrowings                                     -       (4,100)       1,600
----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                        366       (3,938)       2,631

Cash provided by discontinued operations                                             -            -       15,863
Increase in cash and cash equivalents                                           16,548        6,306            -
Cash and cash equivalents at beginning of period                                 6,306            -            -
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 22,854     $  6,306     $      -
================================================================================================================

SUPPLEMENTAL DISCLOSURES
    Income taxes paid                                                         $  2,290     $    401     $ 14,092
    Interest payments                                                         $      -     $    389     $    102

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

- In fiscal 2001, we received a $3.8 million note receivable from Express-Med, Inc. in the sale of the Home Service Medical business to be paid over 42 months through March 1, 2004. Because of uncertainty of collection of the note, we recorded the note, offset by a deferred gain of the same amount. In fiscal 2002, the note was collected and the gain recognized.

- We sold our MEDgenesis subsidiary to Medisys PLC in January 2001 for $30.475 million in cash and $9.5 million in Medisys common stock.

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Chronimed Inc. ("Chronimed" or the "Company"), a specialty pharmacy, distributes prescription drugs and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes.

FISCAL YEAR

         We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30. Fiscal 2004 will include 53 weeks. The fiscal years referenced herein are as follows:

FISCAL YEAR                           YEAR ENDED
------------------------------------------------------
   2003                        June 27, 2003 (52 weeks)
   2002                        June 28, 2002 (52 weeks)
   2001                        June 29, 2001 (52 weeks)

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated entities have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Those assumptions and estimates are periodically reassessed, and actual results could differ from those estimates.

REVENUE RECOGNITION

         Revenue is recognized at the time prescriptions are shipped to or picked up by the patient. We participate in various third-party provider networks and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain third-party providers and state Medicaid programs for which there is no electronic adjudication process available at the time of sale, we bill a standard list price (versus a known contracted price) and then simultaneously determine an appropriate estimate for expected payor discount based on our reimbursement history for each payor class. This reimbursement history is updated quarterly. Revenue is then reported net of the estimated payor discounts and adjusted in future periods as final settlements are determined.

SHIPPING AND HANDLING COSTS

         Product shipping and handling costs are included in cost of revenue. These costs were $3.2 million, $3.1 million, and $2.5 million in fiscal 2003, 2002, and 2001, respectively.

STOCK-BASED COMPENSATION

         At June 27, 2003, we have various stock-based employee compensation plans which are described more fully in Note 8. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Statement No. 123), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 but apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for our stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In fiscal 2001, modification to the option terms in the Separation Agreement entered into with Maurice R. Taylor, II, our former Chairman and Chief Executive Officer, created a new measurement date requiring us to record compensation expense for the excess of the share price on January 5, 2001 over the option exercise price at grant date. This modification resulted in a $610,000 non-cash charge, net of related tax effects, to compensation expense. In fiscal 2003, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers under our 2001 Stock Incentive Plan. The 125,000 non-canceled restricted shares fully vested in fiscal 2003, and we recognized compensation expense of $367,000, net of related tax effects (see
Note 8, "Shareholders' Equity"). The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                  2003          2002         2001
-----------------------------------------------------------------------------------------
Net income - as reported                             $   4,985    $   3,737    $   10,777
Plus reported stock-based employee
     compensation cost, net of related tax effects         367            -           610
Deduct pro forma stock-based employee
     compensation cost, net of related tax effects      (2,063)      (1,371)       (2,014)
-----------------------------------------------------------------------------------------
Net income - pro forma                               $   3,289    $   2,366    $    9,373
=========================================================================================

Earnings per share - basic as reported               $    0.40    $    0.30    $     0.88
Earnings per share - basic pro forma                 $    0.27    $    0.19    $     0.77
Earnings per share - diluted as reported             $    0.40    $    0.30    $     0.88
Earnings per share - diluted pro forma               $    0.26    $    0.19    $     0.77

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                                        2003         2002         2001
-----------------------------------------------------------------------------------------
Expected dividend yield                                   -%           -%           -%
Expected stock price volatility                        66.4%        65.4%        55.3%
Risk-free interest rate                                 3.2%         4.4%         5.3%
Expected life of options (in years)                     5.4          5.0          5.0

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during fiscal 2003, 2002, and 2001, was $3.13, $3.22 and $4.06, respectively.

CASH AND CASH EQUIVALENTS

         We consider all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value, and consist principally of money market accounts.

ACCOUNTS RECEIVABLE ALLOWANCES

Allowance for Doubtful Accounts

         We determine an allowance for doubtful accounts amount based upon an analysis of the aging of the accounts receivable and historical write-off experience. Bad debt expense is recorded as an operating expense in our Consolidated Statements of Income.

Allowance for Payor Discounts

         We determine an allowance for payor discounts based on an analysis of historical payment experience for both the retail and mail service businesses. Payor discount allowances are recorded as offsets to revenue in our Consolidated Statements of Income.

INVENTORIES

         Inventories consist of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of one to seven years. Depreciation expense for continuing operations was $2,330,000, $2,847,000, and $2,597,000 in fiscal 2003, 2002, and 2001, respectively.

         Property and equipment consisted of the following at June 27, 2003, and June 28, 2002:

                                                                        FISCAL YEAR
                                                                  -----------------------
(IN THOUSANDS)                                                       2003         2002
-----------------------------------------------------------------------------------------
Leasehold improvements                                            $   4,885    $    4,528
Furniture and fixtures                                                3,437         3,688
Computer hardware and software                                        8,479         9,048
-----------------------------------------------------------------------------------------
Total property and equipment                                         16,801        17,264
Less: accumulated depreciation                                      (12,314)      (11,779)
-----------------------------------------------------------------------------------------
Net property and equipment                                        $   4,487    $    5,485
=========================================================================================

GOODWILL

         As of June 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets", which changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill and other intangible assets with indefinite lives will remain on the consolidated balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Based on the results of our impairment tests, we have not been required to recognize an impairment of goodwill.

         In accordance with Statement 142, we discontinued the amortization of goodwill effective June 30, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                                                                          FISCAL YEAR
                                                                             -------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                          2003          2002           2001
------------------------------------------------------------------------------------------------------------------
Reported net income                                                          $ 4,985       $  3,737       $ 10,777
Add:  goodwill amortization, net of tax                                            -              -            881
------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                          $ 4,985       $  3,737       $ 11,658
==================================================================================================================

Reported basic and diluted net income per share                              $  0.40       $   0.30       $   0.88
Add:  goodwill amortization, net of tax, per basic and diluted share               -              -           0.07
------------------------------------------------------------------------------------------------------------------
Adjusted basic and diluted net income per share                              $  0.40       $   0.30       $   0.95
------------------------------------------------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also established that fair value is the objective for initial measurement of the liability. Statement 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 did not have any impact on our financial position, results of operations, or cash flows.

         In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. We continue to account for stock-based employee compensation under APB Opinion 25 but have adopted the new disclosure requirements of Statement 148.

PER SHARE DATA

         Earnings per share are calculated in accordance with Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income (loss) calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For periods with net losses from continuing operations, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive. A reconciliation of the numerator and denominator in the basic and diluted earnings per share calculation is as follows:

                                                                         FISCAL YEAR
                                                              ----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2003         2002         2001
------------------------------------------------------------------------------------------------
Numerator
    Net income (loss) from continuing operations              $  4,985     $  3,737     $ (4,458)
    Net income from discontinued operations                          -            -       15,235
------------------------------------------------------------------------------------------------
    Net income                                                $  4,985     $  3,737     $ 10,777
================================================================================================

Denominator
    Denominator for basic net income (loss) per share -
        weighted average shares outstanding                     12,356       12,321       12,206
    Effect of dilutive stock options                               156           21            -
------------------------------------------------------------------------------------------------
    Denominator for diluted net income (loss) per share -
        weighted average shares outstanding                     12,512       12,342       12,206
================================================================================================

Basic and diluted net income (loss) per share
    from continuing operations                                $   0.40     $   0.30     $  (0.37)
Basic and diluted net income per share
    from discontinued operations                                     -            -         1.25
------------------------------------------------------------------------------------------------
Basic and diluted net income per share                        $   0.40     $   0.30     $   0.88
------------------------------------------------------------------------------------------------

         Employee stock options of 1,048,795, 1,241,520, and 2,404,252 for fiscal 2003, 2002, and 2001, respectively, have been excluded from the basic and diluted net income (loss) per share calculation because their effect would be antidilutive.

2.       DISCONTINUED OPERATIONS - SALE OF MEDGENESIS

         On January 5, 2001, we sold substantially all the assets of our diagnostic products business, MEDgenesis Inc., to Medisys PLC of Woodbridge, Suffolk, England. We have classified all financial results concerning MEDgenesis as discontinued operations for reporting purposes in fiscal 2001.

         We received $40.0 million from the sale of MEDgenesis to Medisys, consisting of $30.5 million in cash and $9.5 million in Medisys common stock, for a gain of $13.8 million.

         The $9.5 million in Medisys PLC securities were subsequently sold for $7.7 million in cash, which resulted in a $1.8 million loss in fiscal 2001. This loss has been included in Other income (loss) on the Consolidated Statements of Income.

         The following shows the calculation of the reported gain from the sales transaction:

(IN THOUSANDS)
------------------------------------------------------------------------
Purchase price proceeds                                         $ 39,975
Less transaction and other related costs                          (4,485)
Less net book value of assets                                    (11,591)
------------------------------------------------------------------------
Gain before income taxes                                          23,899
Less income taxes                                                (10,130)
------------------------------------------------------------------------
Gain on sale                                                    $ 13,769
========================================================================

         The following shows the transaction costs:


(IN THOUSANDS)
------------------------------------------------------------------------
Contract assignment costs                                       $ (1,000)
Miscellaneous acquisition costs                                   (1,321)
Severance (see Note 10)                                           (2,164)
------------------------------------------------------------------------
Transaction and other related costs                             $ (4,485)
------------------------------------------------------------------------

         The following table summarizes revenue and net income from discontinued operations for fiscal 2001. The activity shown for the year ended June 29, 2001 includes activity through the sale date of January 5, 2001:

                                                                                FISCAL YEAR
(IN THOUSANDS)                                                                      2001
-------------------------------------------------------------------------------------------
Revenue from discontinued operations                                            $    19,443
Cost of revenue                                                                      10,903
-------------------------------------------------------------------------------------------
    Gross profit                                                                      8,540
-------------------------------------------------------------------------------------------

Operating expenses
    Selling and marketing                                                             2,951
    Research and development                                                            596
    General and administrative                                                        2,713
-------------------------------------------------------------------------------------------
        Total operating expenses                                                      6,260
Income from discontinued operations                                                   2,280
Other income                                                                            124
-------------------------------------------------------------------------------------------
Income from discontinued operations before income taxes                               2,404
Income tax expense                                                                     (938)
-------------------------------------------------------------------------------------------
Net income from discontinued operations                                         $     1,466
-------------------------------------------------------------------------------------------

3.       ACQUISITIONS

         In February 2001, we acquired the four retail pharmacies of American Prescription Providers, Inc. for $16.0 million in cash. The excess of the purchase price plus transaction costs over the fair value of the net assets was $15.6 million, all of which has been classified as goodwill.

         In April 2001, we acquired the Transplant Pharmacy business of SangStat Medical Corporation, which provides mail service distribution of drugs and transplant patient management services. We acquired substantially all the assets excluding inventory and accounts receivable for cash of $1.8 million. The excess of the purchase price plus transaction costs over the fair value of the net assets was $1.8 million, all of which has been classified as goodwill.

         In April 2001, we acquired Los Feliz Drugs, Inc., d/b/a Oaks Pharmacy ("Oaks"), a pharmacy that provides specialty pharmaceutical products for people with HIV/AIDS and other chronic conditions for cash of $5.2 million. The excess of the purchase price plus transaction costs over the fair value of the net assets was $5.3 million, all of which has been classified as goodwill.

         All acquisitions described above were accounted for as purchases and, accordingly, operating results of these businesses subsequent to the date of acquisition were included in our consolidated financial statements. The effect of these acquisitions on our operations for 2001 was not material.

4.       SALE OF HOME SERVICE MEDICAL BUSINESS

         We sold our Home Service Medical (HSM) business on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. HSM was a direct to consumer, mail-order catalog business that contributed $15.0 million in revenue and $1.3 million in pre-tax operating income to our total results for the fiscal year ended June 30, 2000. We received $2.7 million in cash ($3.0 million at close less a $0.3 million working capital adjustment paid to the buyer on December 1, 2000) and a $3.8 million note maturing in 42 months and bearing an annual interest rate of 11%.

         We deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Because we had no guarantee that Express-Med would be able to repay the note and due to the long-term nature of the note, the gain was deferred until principal payments under the promissory note were received or deemed to be fully collectable. In June 2002, we received payment of $3.8 million in full satisfaction of this note and recorded the gain in other income on the Statement of Income.

5.       OPERATING LEASES AND RENT EXPENSE

         We lease our office space, distribution facilities, retail locations, and various equipment under operating lease agreements. The remaining lease terms range from one to seven years as of June 27, 2003.

         Future minimum lease payments, including current real estate taxes and operating expenses, under the operating leases with original lease terms in excess of one year at June 27, 2003, are approximately as follows:

(IN THOUSANDS)
-------------------------------------------------------------------------------------------
FISCAL YEAR                                                                       AMOUNT
-------------------------------------------------------------------------------------------
2004                                                                            $     2,728
2005                                                                                  1,958
2006                                                                                    756
2007                                                                                    286
2008                                                                                     73
Beyond                                                                                  158
-------------------------------------------------------------------------------------------
Total                                                                           $     5,959
===========================================================================================

         Total rent expense for continuing operations was $2,774,000, $3,898,000, and $2,710,000, during fiscal 2003, 2002, and 2001, respectively.

6.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS

         We had no long-term debt as of fiscal year end 2003 and 2002. We have a secured line of credit totaling $30 million that will terminate in April 2006. We were in compliance with our line of credit covenants as of June 27, 2003. Under the terms of the line of credit agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus the applicable margin dependant on our covenant calculation. During 2003 and as of June 27, 2003, we had no short-term borrowings outstanding under this line of credit.

7.       INCOME TAXES

         The components of the provision for income taxes for continuing operations are as follows:

                                           FISCAL YEAR
                                 -------------------------------
(IN THOUSANDS)                    2003        2002        2001
----------------------------------------------------------------
Current
   Federal                       $ 1,380     $   438     $(1,156)
   State                             162          37        (132)
Deferred
   Federal                         1,352       1,525      (1,164)
   State                             159         131        (133)
----------------------------------------------------------------
Income tax expense (benefit)     $ 3,053     $ 2,131     $(2,585)
----------------------------------------------------------------

         Our income tax expense from continuing operations differs from the applicable federal rate of 34% in fiscal 2003 and 2002, and 35% in fiscal 2001. The reconciliation of differences is as follows:

                                                    FISCAL YEAR
                                          --------------------------------
(IN THOUSANDS)                             2003        2002         2001
--------------------------------------------------------------------------
Federal income tax at statutory rates     $ 2,733     $ 1,995      $(2,465)
State taxes, net of federal benefit           241         264         (260)
Goodwill amortization                           -           -           61
Other, net                                     79        (128)          79
--------------------------------------------------------------------------
Income tax expense (benefit)              $ 3,053     $ 2,131      $(2,585)
==========================================================================

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                           FISCAL YEAR
                                       --------------------
(IN THOUSANDS)                          2003         2002
-----------------------------------------------------------
Deferred tax assets
    Allowance for doubtful accounts    $ 1,720      $ 2,003
    Inventory reserve                      114           69
    Allowance for payor discounts          538        1,346
    Other reserves                         301          272
    Vacation accrual                       191          155
    Accrued expenses                       202            -
    Depreciation                            79           11

Deferred tax liabilities
    Sales tax refunds receivable           (52)           -
    Prepaid assets                        (407)        (408)
    Goodwill amortization               (1,104)        (355)
-----------------------------------------------------------
Net deferred tax assets                $ 1,582      $ 3,093
-----------------------------------------------------------

8.       SHAREHOLDERS' EQUITY

         We have 5,000,000 shares of $.01 par value Preferred Stock authorized and issuable in one or more series as the Board of Directors may determine, none of which are outstanding. We have 40,000,000 authorized shares of $.01 par value Common Stock. There are no restrictions on retained earnings.

         We have four employee Stock Option Plans (1994, 1997, 1999 and 2001). Options to purchase our Common Stock are granted to employees at 100% of fair market value on the grant date and generally become exercisable at 20% of the total grant at the end of each year. In addition, the August 2002 option grants included an accelerated vesting provision based on defined increases in the price of the Company's common stock. The options are cumulatively exercisable and expire seven years after the grant date. In fiscal 2004 options to purchase common stock granted to employees will become exercisable at 34%, 33%, and 33% of the total grant at the end of each of three consecutive years and will expire ten years after the grant date.

         In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers totaling 145,000 shares of restricted common stock under our 2001 Stock Incentive Plan. These restricted shares, valued at $683,000 based on our fair market value of $4.71 per common share at the date of grant, were to be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on increases in our stock price. In October 2002, 20,000 of these shares were cancelled. The remaining 125,000 restricted shares vested by March 2003 as provided by the grant acceleration provision. We recognized compensation expense of $367,000, net of tax, or $0.03 per share in fiscal 2003.

         In fiscal 2001 we modified option terms in the Separation Agreement entered into with Maurice R. Taylor, our former Chairman and Chief Executive Officer. The modification caused all of Taylor's options to vest immediately and to extend the exercise dates for all options through January 5, 2002. We recognized $938,000, before tax, of non-cash compensation expense as a result of the modification. The majority of these options expired unexercised. See Note 10, Notes to Consolidated Financial Statements.

         We also have a director performance Stock Option Plan that reserved 300,000 shares of Common Stock for option grants. The options are granted with exercise prices equal to market value on the date of the grant. The options become exercisable after seven years and expire ten years after the date of grant. Certain acceleration provisions apply if the stock price increases significantly prior to the end of seven years. Grants under this plan are made upon a director's first election to our Board. Thereafter, directors receive annual grants under one of the four option plans available to employees.

Stock option activity is summarized as follows:

                                                       OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                   ---------------------------    --------------------------
                                                                      WEIGHTED                     WEIGHTED
                                    SHARES                            AVERAGE                       AVERAGE
                                  AVAILABLE          NUMBER            PRICE        NUMBER           PRICE
                                  FOR GRANT         OF SHARES        PER SHARE     OF SHARES       PER SHARE
------------------------------------------------------------------------------------------------------------
 Balance June 30, 2000            1,424,046         2,229,809        $   10.69       925,524       $   11.14
   2001 Stock Option Plan         1,000,000                 -
   Granted                         (792,200)          792,200             7.63
   Exercised                              -          (200,597)            8.89
   Cancelled                        417,160          (417,160)           10.30
   Expired                          (97,960)                -
------------------------------------------------------------------------------------------------------------
 Balance June 29, 2001            1,951,046         2,404,252             9.90     1,271,303           10.97
   Granted                         (591,900)          591,900             5.51
   Exercised                              -            (2,000)            7.09
   Cancelled                      1,345,532        (1,345,532)           10.48
   Expired                          (55,840)                -
------------------------------------------------------------------------------------------------------------
 Balance June 28, 2002            2,648,838         1,648,620             7.85       598,588            9.16
   Options granted                 (604,867)          604,867             5.25
   Restricted stock granted        (125,000)                -
   Exercised                              -           (45,700)            6.33
   Cancelled                        235,925          (235,925)            8.50
------------------------------------------------------------------------------------------------------------
 Balance June 27, 2003            2,154,896         1,971,862        $    7.01     1,187,504       $    7.15
============================================================================================================

         The following table summarizes information about stock options outstanding at June 27, 2003.

                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ---------------------------------------    -------------------------
                                     WEIGHTED
                                     AVERAGE        WEIGHTED                     WEIGHTED
                                    REMAINING       AVERAGE                      AVERAGE
     RANGE OF          NUMBER      CONTRACTUAL       PRICE        NUMBER          PRICE
 EXERCISE PRICES     OF SHARES         LIFE        PER SHARE    OF SHARES       PER SHARE
-----------------------------------------------------------------------------------------
$    4.33 - 5.03       542,967       6.1 yrs       $    4.87      470,160       $    4.87
$    5.24 - 6.00       333,100       5.1 yrs       $    5.27       63,580       $    5.27
$    6.21 - 7.38       432,450       4.5 yrs       $    7.14      184,840       $    7.15
$    7.50 - 8.63       396,510       3.0 yrs       $    8.02      270,196       $    7.96
$   9.00 - 20.00       266,835       1.7 yrs       $   11.78      198,728       $   12.02
-----------------------------------------------------------------------------------------
$   4.33 - 20.00     1,971,862       4.4 yrs       $    7.01    1,187,504       $    7.15
=========================================================================================

9.       EMPLOYEE BENEFIT PLANS

         We have a qualified 401(k) Employee Savings Plan covering substantially all employees. Our required contributions to the Plan, representing 401(k) matching contributions only, to employees of continuing and discontinued operations, were $216,000, $209,000, and $188,000 in fiscal 2003, 2002, and
2001, respectively.

         We have an Employee Stock Purchase Plan. We issued 18,115 shares, 35,187 shares, and 29,172 shares of common stock under the plan during fiscal 2003, 2002, and 2001, respectively. We had 73,836 shares available for purchase under the Plan at June 27, 2003.

10.      RELATED PARTY TRANSACTIONS

         On April 9, 1997, we entered into a guaranty of a personal loan with U.S. Bank on behalf of Maurice R. Taylor, at the time our Chairman and Chief Executive Officer. Taylor's U.S. Bank loan allowed him to avoid liquidation of a substantial number of our shares pledged as security. The balance of indebtedness under the guaranty was $675,000 on June 30, 2000. On July 1, 2000, Taylor resigned as Chairman and became Chairman and CEO of our wholly-owned subsidiary, MEDgenesis Inc. MEDgenesis assumed our guaranty of Taylor's loan on that date, and subsequently loaned Taylor funds sufficient to pay off his debt to U.S. Bank. U.S. Bank extinguished our guaranty at that time and Taylor gave MEDgenesis a promissory note, due December 31, 2001, a residential mortgage, and a pledge agreement. Taylor's term as a Director ended on November 27, 2000.

         When we sold the MEDgenesis assets to Medisys on January 5, 2001, Medisys did not acquire the Taylor promissory note, pledge agreement, or mortgage. Accordingly, these commitments remained assets belonging to us as parent company. Taylor failed to pay the full balance due on the note when it came due on December 31, 2001 and defaulted under the terms of the note and residential mortgage. As a result we fully reserved for this note. We commenced a lawsuit against Taylor to obtain a judgment for the sum due and an order permitting foreclosure of the residential mortgage. On August 15, 2003 the parties agreed to a settlement and pursuant to the settlement, the Court dismissed the lawsuit. The Settlement Agreement and its terms are confidential. Because we fully reserved for this note, any subsequent collections from Mr. Taylor will be recognized as a gain.

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

         The modification to Taylor's option terms created a new measurement date requiring us to record compensation expense for the excess of the share price on January 5, 2001, over the option exercise price at grant date. This modification resulted in a $938,000 non-cash charge, before taxes, to compensation expense. Both the $1,226,000 severance payment and the $938,000 non-cash charge were charged against the gain on the sale of MEDgenesis, as part of discontinued operations.

11.      SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc., included in the Mail Service segment, represented 24.3%, 26.0%, and 33.2% of our revenue in fiscal 2003, 2002, and 2001, respectively. No other private payor or single government agency represented more than 10% of our revenues.

         We used McKesson Corporation, a large national distributor, to supply pharmaceuticals for both the Retail and Mail Service segments. This supplier made up 88.7%, 91.7%, and 85.2% of our continuing operations inventory purchases for fiscal 2003, 2002, and 2001, respectively. We signed a new three-year wholesale agreement with Cardinal Health to cover the majority of our pharmaceutical purchases effective August 2003. In the event that we are unable to purchase pharmaceuticals through this distributor, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

         Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectible amounts. Aetna, Inc. represents 16.0% and 19.4% of our accounts receivable balance for the fiscal years ended 2003 and 2002, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations. We grant credit without collateral to our patients and payors.

12.      BUSINESS SEGMENT INFORMATION

         Our two reportable segments are Mail Service and Retail.

         - Mail Service provides prescription drugs and ancillary medical supplies via mail service to patients with a wide variety of high-cost conditions. These conditions include solid organ transplants, anemia, cancer, endometriosis, growth hormone deficiency, hemophilia, hepatitis B and C, immune deficiency disorders, infertility, multiple sclerosis, neutropenia, respiratory syncytial virus, and rheumatoid arthritis. We have contracts with HMOs, major health insurers, Medicare, Medicaid, and other managed healthcare plans covering a substantial population. We distribute these critical medications directly to patients nationwide while ensuring competitive prices to payors. We also distribute products directly to physicians, for administration to patients at their office. We coordinate our services with payors, physicians, nursing services, and other members of a patient's healthcare team. In addition, we utilize therapy management guidelines as we monitor patient progress (responsiveness and compliance) to the treatment.

         - Retail is branded as StatScript Pharmacy and includes 28 HIV/AIDS pharmacies across the country. Although committed to the HIV/AIDS patient, StatScript also serves organ transplant recipients and other patients with conditions treated with biotech injectable medication. StatScript's efforts with community resources, patient education, clinical team communication, and complete patient tracking are all key to the successful care of our patients.

         Our reportable segments are distinct distribution channels that offer related products and services to patients with chronic health conditions. We evaluate performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. All of our operations and assets are located in the United States.

         The table below presents information by reportable segment.

(IN THOUSANDS)                                  MAIL ORDER         RETAIL           TOTAL
-------------------------------------------------------------------------------------------
For the Year Ended June 27, 2003
      Revenues                                  $ 181,773        $ 253,940        $ 435,713
      Income from Operations                        2,021            5,706            7,727
      Depreciation & Amortization                     917            1,434            2,351
      Additions to Property and Equipment             525              820            1,345
      Segment Assets                               25,885           57,714           83,599

For the Year Ended June 28, 2002
      Revenues                                  $ 173,202        $ 224,235        $ 397,437
      Income (Loss) from Operations                 2,166             (308)           1,858
      Depreciation & Amortization                   1,051            1,820            2,871
      Additions to Property and Equipment             519            1,601            2,120
      Segment Assets                               28,275           61,419           89,694

For the Year Ended June 29, 2001
      Revenues                                  $ 153,461        $ 144,464        $ 297,925
      Loss from Operations                           (314)          (5,110)          (5,424)
      Depreciation & Amortization                   1,558            2,498            4,056
      Additions to Property and Equipment           1,193            2,406            3,599
      Segment Assets                               31,210           55,612           86,822

         Income (loss) from operations for fiscal 2002 includes special charges totaling $3.6 million relating to the retail segment for transferring the StatScript headquarters from Kansas City to Minneapolis, store closing costs and expenses associated with the fiscal 2001 financial restatement.

         The following table is a reconciliation of reportable segment information to our consolidated totals.

                                                                              FISCAL YEAR ENDED
                                                                   -----------------------------------------
(IN THOUSANDS)                                                       2003            2002            2001
------------------------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED REVENUE                                         $ 435,713       $ 397,437       $ 297,925

INCOME (LOSS) FROM CONTINUING OPERATIONS
Total for reportable segments                                      $   7,727       $   1,858       $  (5,424)
Unallocated amounts:
- Corporate G&A                                                            -               -            (350)
- Interest income                                                        311             104             568
- Other income (expense)                                                   -           3,906          (1,837)
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes       $   8,038       $   5,868       $  (7,043)
============================================================================================================

ASSETS
Total for reportable segments                                      $  83,599       $  89,694       $  86,822
Corporate assets                                                      26,401           9,801          12,171
------------------------------------------------------------------------------------------------------------
Total consolidated assets of continuing operations                 $ 110,000       $  99,495       $  98,993
============================================================================================================

         Corporate assets consist primarily of cash, deferred taxes, prepaids, and certain receivables.

13.      CONTINGENCIES

         On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against Chronimed and certain of our current and former officers. The Complaint alleges that Chronimed and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were filed and the nine lawsuits were consolidated into a single case.

         On July 11, 2003, the Company and plaintiffs agreed to settle the case and all claims. Under the settlement, which is subject to court approval, the Company will pay $2.2 million which will be distributed to the class members and counsel. The settlement amount is being funded by Company insurance.

         We have been engaged in discussions with the United States Attorney for the District of Columbia regarding certain claims for reimbursement we submitted to DC Medicaid between January and April 2000. The U.S. Attorney has asserted that these claims were a result of an attempt by a DC resident to defraud the Medicaid system and divert pharmaceuticals. We have denied wrongdoing. Our Medicaid billings associated with this individual's activities totaled approximately $230,000. We have established a reserve against the possibility that these billings could be subject to repayment. No formal action has been taken by the government with respect to these billings, however such an action could result in a greater loss.

         Healthcare payors, whether private insurers or government funded programs, routinely audit providers' billing processes, records, and legal or contractual compliance. Audits frequently can and do result in requests for repayment of previously recorded revenues. We have established a reserve to reflect the possibility that revenues could be subject to repayment as a result of payor audits.

14.      QUARTERLY RESULTS - UNAUDITED

         The following tables present our results of operations and earnings per share on a quarterly basis for fiscal 2003 and 2002.

                                QUARTERLY RESULTS

                                                                         FISCAL 2003
                                             --------------------------------------------------------------------
                                             QUARTER 1      QUARTER 2      QUARTER 3      QUARTER 4     YEAR ENDED
                                              SEP 27,        DEC 27,        MAR 28,        JUN 27,        JUN 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2002           2002           2003           2003           2003
------------------------------------------------------------------------------------------------------------------
Revenue                                      $ 99,893       $108,636       $111,804       $115,380       $435,713
Gross profit                                   11,976         13,660         13,602         13,884         53,122
Net income                                        975          1,387          1,229          1,394          4,985
=================================================================================================================

Basic and diluted net income per share       $   0.08       $   0.11       $   0.10       $   0.11       $   0.40
=================================================================================================================

Weighted average shares outstanding -
    Basic                                      12,353         12,353         12,400         12,368         12,356
    Diluted                                    12,363         12,444         12,644         12,754         12,512

         Our net income for the third quarter ended March 28, 2003, includes a $327,000 compensation charge, net of tax, relating to the accelerated vesting of restricted stock grants.

                                                                          FISCAL 2002
                                             ---------------------------------------------------------------------
                                             QUARTER 1      QUARTER 2      QUARTER 3      QUARTER 4     YEAR ENDED
                                              SEP 28,        DEC 28,        MAR 29,        JUN 28,        JUN 28,
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2001           2001           2002           2002           2002
------------------------------------------------------------------------------------------------------------------
Revenue                                      $ 93,428       $100,554       $102,360       $101,095       $397,437
Gross profit                                   11,544         12,042         12,025         12,121         47,732
Net income                                          3            328            866          2,540          3,737
=================================================================================================================

Basic and diluted net income per share       $      -       $   0.03       $   0.07       $   0.21       $   0.30
=================================================================================================================

Weighted average shares outstanding -
    Basic                                      12,315         12,315         12,317         12,336         12,321
    Diluted                                    12,315         12,316         12,394         12,371         12,342

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

         Our results of operations for the fourth quarter ended June 28, 2002, include pre-tax charges of $1.4 million or $0.06 per share for costs associated with closing nine retail locations. Also included in our results of operations for the fourth quarter ended June 28, 2002, was a $3.8 million or $0.19 per share gain from the collection of a previously reserved note receivable associated with the sale of the Home Service Medical business.

                                 CHRONIMED INC.
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                 COLUMN A                    COLUMN B            COLUMN C              COLUMN D         COLUMN E
--------------------------------------------------------------------------------------------------------------------
                                                                      CHARGED TO
                                            BALANCE AT   CHARGED TO     OTHER
                                             BEGINNING    COSTS AND    ACCOUNTS-      DEDUCTIONS-     BALANCE AT END
DESCRIPTION                                  OF PERIOD    EXPENSES     DESCRIBE        DESCRIBE         OF PERIOD
--------------------------------------------------------------------------------------------------------------------
Year ended June 27, 2003
Reserves and allowances deducted from
     asset accounts:
         Allowance for doubtful accounts     $  5,428     $  3,204     $      -        $  4,107 (3)     $    4,525
         Allowance for payor discounts          3,495            -       10,119 (1)      12,199 (2)          1,415
--------------------------------------------------------------------------------------------------------------------
                                             $  8,923     $  3,204     $ 10,119        $ 16,306         $    5,940
Year ended June 28, 2002
Reserves and allowances deducted from
     asset accounts:
         Allowance for doubtful accounts     $  4,490     $  3,504     $      -        $  2,566 (3)     $    5,428
         Allowance for payor discounts          5,174            -       23,051 (1)      24,730 (2)          3,495
--------------------------------------------------------------------------------------------------------------------
                                             $  9,664     $  3,504     $ 23,051        $ 27,296         $    8,923
Year ended June 29, 2001
Reserves and allowances deducted from
     asset accounts:
         Allowance for doubtful accounts     $  6,465     $  7,140     $      -        $  9,115 (3)     $    4,490
         Allowance for payor discounts          1,994            -       16,719 (1)      13,539 (2)          5,174
--------------------------------------------------------------------------------------------------------------------
                                             $  8,459     $  7,140     $ 16,719        $ 22,654         $    9,664

(1)  Estimated payor discounts charged to revenue

(2)  Actual payor discounts taken

(3)  Uncollectible accounts written off, net of recoveries