Form 10-Q
period 2003-09-26
CHRONIMED INC
filed 2003-11-06
CIK 883813

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003

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

         Common Stock, $.01 par value -- 12,671,795 shares outstanding as of October 31, 2003


================================================================================

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 26, 2003

                                      INDEX


                                                                                                            PAGE
                                                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets -- September 26, 2003 (unaudited) and June 27, 2003             2

                  Consolidated Statements of Income (unaudited) -- Three months ended
                  September 26, 2003, and September 27, 2002                                                  3

                  Consolidated Statements of Cash Flows (unaudited) -- Three months ended
                  September 26, 2003, and September 27, 2002                                                  4

                  Notes to Consolidated Financial Statements -- September 26, 2003                          5 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              9 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          13

Item 4.  Controls and Procedures                                                                             13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   14

Items 2, 3, 4, and 5 have been omitted since all items are not applicable or the answers are negative.

Item 6.   Exhibits and Reports on Form 8-K

        a.)      Exhibits                                                                                    14

        b.)      Reports on Form 8-K                                                                         14


SIGNATURES                                                                                                   15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 26,
                                                                                  2003                   JUNE 27,
                                                                               (unaudited)                 2003
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                                    $ 15,973                $ 22,854
    Accounts receivable (net of allowances of $6,380 and $5,940                    44,673                  40,001
       at September 26, 2003, and  June 27, 2003, respectively)
    Inventory                                                                       9,374                   8,614
    Prepaid expenses                                                                1,648                   1,071
    Deferred taxes                                                                  2,607                   2,607
------------------------------------------------------------------------------------------------------------------
        Total current assets                                                       74,275                  75,147

Property and equipment, net                                                         4,375                   4,487

Goodwill                                                                           30,233                  30,233
Other assets, net                                                                     135                     133
------------------------------------------------------------------------------------------------------------------
    Total assets                                                                $ 109,018               $ 110,000
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                             $ 15,972                $ 19,085
    Accrued expenses                                                                2,824                   2,136
    Accrued bonus                                                                     350                   1,420
    Income taxes payable                                                              894                     821
------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  20,040                  23,462

Deferred taxes                                                                      1,025                   1,025

Shareholders' equity
    Preferred stock                                                                     -                       -
    Common stock, issued and outstanding shares--
          12,619 and 12,541, respectively                                             126                     125
    Additional paid-in capital                                                     56,684                  56,248
    Retained earnings                                                              31,143                  29,140
------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                 87,953                  85,513
------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                              $ 109,018               $ 110,000
==================================================================================================================

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                      --------------------------------------------
                                                                      SEPTEMBER 26,                  SEPTEMBER 27,
                                                                           2003                           2002
------------------------------------------------------------------------------------------------------------------
Revenue                                                                 $ 128,602                        $ 99,893

Cost of revenue                                                           113,427                          87,917
------------------------------------------------------------------------------------------------------------------
        Gross profit                                                       15,175                          11,976

Operating expenses
    Selling and marketing                                                   1,322                             923
    General and administrative                                             10,703                           9,020
    Bad debt                                                                  934                             511
------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                           12,959                          10,454

Income from operations                                                      2,216                           1,522

Interest income                                                                52                              63
Interest expense                                                               (1)                              -
------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  2,267                           1,585
Income tax expense                                                           (264)                           (610)
------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 2,003                           $ 975
==================================================================================================================

Basic net income per share                                                 $ 0.16                          $ 0.08
Diluted net income per share                                               $ 0.15                          $ 0.08
==================================================================================================================

Basic weighted-average shares                                              12,583                          12,353
Diluted weighted-average shares                                            13,096                          12,363


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                         -------------------------------------------
                                                                             SEPTEMBER 26,             SEPTEMBER 27,
                                                                                  2003                      2002
--------------------------------------------------------------------------------------------------------------------

Operating activities
        Net income                                                              $ 2,003                     $ 975

    Adjustments to reconcile income to net cash (used in) provided by operating activities:
            Depreciation and amortization                                           573                       596
            Amortization of restricted stock                                          -                        28
            Changes in operating assets and liabilities:
                Accounts receivable                                              (4,672)                    3,582
                Income taxes                                                         73                       158
                Inventory                                                          (760)                   (1,507)
                Accounts payable                                                 (3,113)                      927
                Accrued expenses                                                   (382)                   (1,221)
                Other assets                                                       (579)                     (505)
------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities                      (6,857)                    3,033

Investing activities
    Purchases of property and equipment                                            (461)                     (309)
------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                      (461)                     (309)

Financing activities
    Net proceeds from issuance of common stock                                      437                         -
------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                   437                         -

(Decrease) increase in cash and cash equivalents                                 (6,881)                    2,724
Cash and cash equivalents at beginning of year                                   22,854                     6,306
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 15,973                   $ 9,030
==================================================================================================================


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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004. The balance sheet at June 27, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

FISCAL YEAR

         We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month. Fiscal 2004 will include 53 weeks with the year ending July 2, 2004.

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

                                                                                      THREE MONTHS ENDED
                                                                           ------------------------------------------
                                                                             SEPTEMBER 26,              SEPTEMBER 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                            2003                        2002
---------------------------------------------------------------------------------------------------------------------
Net income - as reported                                                       $ 2,003                      $ 975
Plus reported stock-based employee
    compensation cost, net of related tax effects                                    -                         18
Deduct pro forma stock-based employee
     compensation cost, net of related tax effects                                (367)                      (257)
------------------------------------------------------------------------------------------------------------------
Net income - pro forma                                                         $ 1,636                      $ 736
==================================================================================================================

Earnings per share - basic as reported                                          $ 0.16                     $ 0.08
Earnings per share - basic pro forma                                            $ 0.13                     $ 0.06
Earnings per share - diluted as reported                                        $ 0.15                     $ 0.08
Earnings per share - diluted pro forma                                          $ 0.13                     $ 0.06


ACCOUNTS RECEIVABLE ALLOWANCES

Allowance for Doubtful Accounts

         We determine an allowance for doubtful accounts amount based upon an analysis of the aging of the accounts receivable and historical write-off experience. Bad debt expense is recorded as an operating expense in our Consolidated Statements of Income.

Allowance for Payor Discounts

         We determine an allowance for payor discounts based on an analysis of historical payment experience. Payor discount allowances are recorded as offsets to revenue in our Consolidated Statements of Income.

INVENTORIES

         Inventories consist of goods held for resale and are carried at the lower of cost or market determined under the average cost method.

PER SHARE DATA

         Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include restricted stock awards and dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per share calculation.

                                                                                       THREE MONTHS ENDED
                                                                            ----------------------------------------
                                                                              SEPTEMBER 26,            SEPTEMBER 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2003                     2002
--------------------------------------------------------------------------------------------------------------------

Numerator
    Net income                                                                   $ 2,003                    $ 975

Denominator
    Denominator for basic net income per share -
        weighted average shares outstanding                                       12,583                   12,353
    Effect of dilutive stock options                                                 513                       10
------------------------------------------------------------------------------------------------------------------
    Denominator for diluted net income per share -
        weighted average shares outstanding                                       13,096                   12,363
==================================================================================================================

Basic net income per share                                                        $ 0.16                   $ 0.08
Diluted net income per share                                                      $ 0.15                   $ 0.08
------------------------------------------------------------------------------------------------------------------


         Employee stock options of 1,034,625 and 1,971,420 for the first quarters of fiscal 2004 and 2003, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive.

2.       SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc. represented 22.5% of our revenue in the first quarter of fiscal 2004 and 24.5% in the first quarter of fiscal 2003. No other private payor or single government agency represented more than 10% of our revenues.

         We signed a contract with Roche Laboratories in March 2003 to be the exclusive U.S. distributor of Fuzeon(R), its new HIV medication, during the initial twelve month progressive distribution phase. Fuzeon(R) sales contributed 9.5% of our revenue in the first quarter of fiscal 2004 or $12.3 million.

         We signed a three-year wholesaler agreement with Cardinal Health, a large national distributor, for the majority of our pharmaceutical purchases effective August 2003. We used McKesson Corporation, another large national distributor, for the majority of our pharmaceutical purchases in fiscal 2003 and until August 2003. Cardinal Health and McKesson together made up 83.7% of our inventory purchases for the first quarter of fiscal 2004. McKesson Corporation made up 93.1% of our inventory purchases in the first quarter of fiscal 2003. In the event that we are unable to purchase pharmaceuticals through Cardinal Health, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

         Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectible amounts. Aetna, Inc. represented 12.8% and 16.0% of our gross accounts receivable balance at September 26, 2003, and June 27, 2003, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

3.       SEGMENT REPORTING

         Effective June 28, 2003, we are operating and reporting in one segment. We are a specialty pharmacy that distributes prescription drugs and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and diseases treated with biotech injectable medications. Previously, we had identified two reportable operating segments, Mail Service and Retail, based on separate management, emphasis on different diseases, and a different distribution method for each segment. Three primary factors have diminished the distinction between Mail Service and Retail. First, we consolidated critical elements. In fiscal 2002, we transferred our Kansas City retail headquarters to Minneapolis and consolidated our accounts receivable and collections, accounting, and information service functions into a single location. In addition, we changed from having a vice president for each of our then defined operating segments to one vice president for operations. Second, over the past year we have begun to serve persons living with HIV/AIDS and persons with organ transplants at both our Retail and Mail Service locations. In the past, Retail had predominantly served persons living with HIV/AIDS, and Mail Service had served persons with organ transplants and others needing biotech injectable medications. In fiscal 2003 we began to serve many more persons with organ transplants through our Retail locations. We also entered into an agreement with Roche Laboratories in fiscal 2003 to distribute Fuzeon(R) to persons with HIV/AIDS. We distribute this drug through both our Mail Service and Retail locations. Third, we have added the mail order capability to our retail stores in addition to their local "walk-in" business. In summary, although we continue to have two primary distribution methods, the distribution method no longer drives the decisions made by our chief decision makers regarding resource allocation. The chief operating decision makers regularly review financial information and make operating decisions based on a number of factors including disease state, drugs, payors, and location in order to distribute prescription drugs and provide specialized therapy management services.

4.       COMPREHENSIVE INCOME

         Net income equaled comprehensive income for the respective periods.

5.       INCOME TAXES

         Our income tax rate was 11.6% in the first quarter of fiscal 2004 compared to 38.5% in the first quarter of fiscal 2003. Income tax expense for the quarter was $0.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 38.0% for the first quarter of fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

         The following table represents income and expense items as a percentage of revenue.


INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                                                                           THREE MONTHS ENDED
                                                                             -----------------------------------------
FISCAL YEAR                                                                      SEPTEMBER 26,           SEPTEMBER 27,
                                                                                     2003                     2002
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                               100.0 %                 100.0 %
Cost of revenue                                                                        88.2                    88.0
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                           11.8                    12.0
Operating expenses
    Selling and marketing                                                               1.0                     0.9
    General and administrative                                                          8.4                     9.1
    Bad debt                                                                            0.7                     0.5
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                               10.1                    10.5
Income from operations                                                                  1.7                     1.5
Interest income, net                                                                    0.1                     0.1
Income tax expense                                                                     (0.2)                   (0.6)
--------------------------------------------------------------------------------------------------------------------
Net income                                                                              1.6 %                   1.0 %
====================================================================================================================


Revenue

         Revenue increased $28.7 million, or 28.7%, to $128.6 million in the first quarter of fiscal 2004 from $99.9 million in the first quarter of fiscal 2003. The increase in revenue for the quarter was due to several factors. First, sales of Fuzeon(R), a new HIV medication, contributed $12.3 million in revenue in the first quarter of fiscal 2004. Second, we increased the number of patients served, particularly patients with organ transplants and rheumatoid arthritis. Third, we had higher revenue due to inflationary price increases. The table below shows disease state revenue for the first quarters of fiscal 2004 and 2003 as a percentage of total revenue.

                                                                       THREE MONTHS ENDED
                                                  ----------------------------------------------------------------
                                                         SEPTEMBER 26,                      SEPTEMBER 27,
(% OF TOTAL REVENUE)                                         2003                               2002
------------------------------------------------------------------------------------------------------------------
HIV/AIDS                                                      51%                                 47%
Transplant                                                    19%                                 19%
Other disease states                                          30%                                 34%
------------------------------------------------------------------------------------------------------------------
Total                                                        100%                                100%
------------------------------------------------------------------------------------------------------------------


         Our HIV patient revenue in the first quarter grew approximately $19.4 million, or 41.4%, from the same period in fiscal 2003. Revenue from Fuzeon(R) patients contributed $12.3 million to this growth. Transplant patient revenue grew approximately $4.8 million, or 27.6%. The remainder of our patient revenue, including hepatitis C, rheumatoid arthritis, and multiple sclerosis, grew approximately $4.6 million, or 13.5%. We plan to continue to expand the types of specialty pharmaceutical medications that we distribute at all of our pharmacy locations beyond our HIV/AIDS and post-transplant focus to include hepatitis C, rheumatoid arthritis, and other disease states.

         Our business consists of four major payor categories. Aetna, a single large contracted payor, represented 22.5% and 24.5% of revenues in the first quarters of fiscal 2004 and 2003, respectively. Aetna has recently decided to carve oncology out of our specialty pharmacy contract. Aetna awarded Chronimed exclusive distribution of the bone marrow transplant medications but did not award us the other oncology conditions. We expect the net negative impact on our current business to be about $10 million in revenue and $800,000 in gross margin over the next three quarters. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the three months ended September 26, 2003, and September 27, 2002. The approximate mix of our first quarter fiscal 2004 total revenue across the remaining three payor categories is as follows:
Medicaid and other state programs including State of Indiana programs, 33.0%; Medicare, the federal program which covers many organ transplant recipients, 6.9%; and all other payors, 37.6%. A State of Indiana government-sponsored payment program for HIV positive and other high-cost individuals, represented approximately 3.0% and 3.7% of our revenues in the first quarters of fiscal 2004 and 2003, respectively. Beginning October 1, 2003, this Indiana payor reduced its reimbursement rate which will impact our revenue and gross margin approximately $1.8 million over the next three quarters.

         Our StatScript stores had same-store-growth of 22.5% or $13.1 million in the first quarter fiscal of 2004 compared to the same quarter last year.

Cost of Revenue and Gross Profit

         Total gross profit dollars increased $3.2 million, or 26.7%, to $15.2 million in the first quarter of fiscal 2004 from $12.0 million in the first quarter of fiscal 2003 due to the increase in revenue. First quarter gross margins as a percentage of revenue decreased slightly to 11.8% in fiscal year 2004 from 12.0% in fiscal year 2003. The expected drop in gross margin rate was due primarily to the addition of Fuzeon(R) to our revenue mix (now 9.5% of our revenue) at a lower gross margin rate.

         Aetna represented 13.2% and 16.1% of our margins for the three months ended September 26, 2003, and September 27, 2002, respectively. Due to Aetna carving out oncology in their specialty pharmacy contract, we expect the net negative impact on our current business to be about $10 million in revenue and $800,000 in gross margin over the next three quarters. The State of Indiana government-sponsored payment program represented 4.7% and 5.4% of our margins for the first quarter of fiscal 2004 and 2003, respectively. The October 2003 reduction in this payor's imbursement rate will impact our revenue and gross margin approximately $1.8 million over the next three quarters.

         As Fuzeon(R) continues to be a significant piece of our revenue mix at a lower-than-average gross margin rate, we expect our overall gross margin rate to be less than our historical 12.0 percent. We also expect continuing downward pressure on our gross margins from our state Medicaid business along with the significant reimbursement cut on October 1, 2003, from a specific uncontracted government-based payor. We are working to offset this reimbursement pressure with increased sales, our new Cardinal wholesaler agreement, stronger manufacturer relations, therapy management programs, and improved spending control.

Operating Expenses

         Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct G&A expenses (division management, customer service, billing, pharmacy fulfillment).

Selling and Marketing Expenses

         Our selling and marketing expenses in the first quarter of fiscal 2004 increased $0.4 million, or 43.1%, to $1.3 million from $0.9 million in the first quarter of fiscal 2003. Selling and marketing expenses as a percentage of revenue remained relatively unchanged at 1.0% in the first quarter of fiscal 2004 compared to 0.9% in the first quarter of fiscal 2003. In fiscal 2003 we redefined our sales and marketing strategy to focus more sharply on specific diseases. We increased our sales force in the fourth quarter of fiscal 2003 resulting in higher payroll expenses in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. In addition we had higher travel and promotional expenses in the first quarter of fiscal 2004 compared to the same period last year.

General and Administrative Expenses

         Our general and administrative expenses increased $1.7 million, or 18.7%, to $10.7 million in the first quarter of fiscal 2004 from $9.0 million in the first quarter of fiscal 2003. As a percentage of revenue, general and administrative costs decreased to 8.3% from 9.0%. The dollar increase was due to expense growth in customer service and the pharmacies related to patient and revenue growth, higher insurance premiums, the investment required to launch Fuzeon(R), and consulting fees incurred in preparation for compliance with
Section 404 of the Sarbanes-Oxley Act.

Bad Debt

         Our bad debt increased $0.4 million to $0.9 million in the first quarter of fiscal 2004 from $0.5 million in the first quarter of fiscal 2003. Bad debt as a percentage of revenue increased to 0.7% for the first quarter of fiscal 2004 from 0.5% for the first quarter of fiscal 2003. Bad debt expense as a percentage of revenue for the first quarter of fiscal 2004 is consistent with the average bad debt expense of 0.7% of revenue for fiscal 2003. The allowance for bad debt expense increased slightly to $4.6 million as of September 26, 2003, from $4.5 million as of June 27, 2003. The bad debt reserve decreased to 9.7% of trade receivables as of September 26, 2003, from 10.1% of trade receivables as of June 27, 2003, due to improved agings and lower write-off experience. We expect our future bad debt expense to continue at or below 1.0% of revenue.

Interest Income

         Interest income, net of interest expense, remained the same at $0.1 million in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Interest income resulted from current cash balances while having no outstanding borrowings on our line of credit.

Income Taxes

         Our income tax rate was 11.6% in the first quarter of fiscal 2004 compared to 38.5% in the first quarter of fiscal 2003. Income tax expense for the quarter was $0.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 38.0% for the first quarter of fiscal 2004. Looking forward to the remainder of fiscal 2004, we expect our combined Federal and State tax rate to approximate 38.0% in each of the next three quarters.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 26, 2003, we had $54.2 million of working capital compared to $51.7 million as of June 27, 2003. During the first quarter of fiscal 2004, we used $6.9 million of cash for operating activities primarily due to an increase in accounts receivable and a decrease in accounts payable. Our accounts receivable increased $4.7 million due to a combination of increased sequential-quarter revenue and a constant days sales outstanding (DSO) rate. Our DSO of 34 days on September 26, 2003, was the same on June 27, 2003. We have experienced slower or delayed payments from a few larger payors that we do not expect to result in bad debt. We expect our DSO to remain at or near to the current 34 days for the remainder of fiscal 2004. We used a net $3.1 million in cash to decrease accounts payable, due primarily to shorter payment terms with our new pharmaceutical distributor. The average days of inventory on hand remained level at 8 days at September 26, 2003, compared to June 27, 2003. We used $0.7 million to finance inventory required to support our business growth. We expect our inventory to perform at or near to the current 8 days on hand for the remainder of fiscal 2004.

         We used approximately $0.5 million of cash in investing activities during the three-month period ended September 26, 2003, for leasehold improvements, furniture, equipment, and computer hardware and software.

         We had no outstanding borrowings as of September 26, 2003 and June 27, 2003. Shareholders' equity as of September 26, 2003, and June 27, 2003, was $88.0 million and $85.5 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of September 26, 2003, and June 27, 2003, were $57.7 million and $55.3 million, respectively. As of September 26, 2003, we have a secured line of credit totaling $30 million. We had no borrowings under our line of credit during the quarter. We are in compliance with the debt covenants of the line of credit. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 2.92% at September 26, 2003). The line of credit expires in April 2006.

         We believe that our cash and cash equivalents, line of credit, and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions. We expect our capital project requirements to be between $2 and $3 million in fiscal 2004.

         Our future contractual commitments consist entirely of payments due under operating leases. See Note 5, Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

RESTRICTED STOCK GRANTS

         In August 2002, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of common stock to our officers under our 2001 Stock Incentive Plan. These restricted shares, valued at $0.7 million based on our fair market value of $4.71 per common share at the date of grant, were to be recognized as compensation expense over a four year vesting period, subject to an acceleration provision based on an increase in our stock price to $7.54 or more for five consecutive trading days. In October 2002, 20,000 of these shares were cancelled. The remaining 125,000 restricted shares vested on March 7, 2003, as provided by the acceleration provision, and we recognized virtually all of the $0.6 million compensation expense during the third quarter of fiscal 2003.

IMPACT OF INFLATION

         Changes in prices charged by biopharmaceutical manufacturers for the drugs we dispense, along with increasing labor costs, freight and supply costs, and other overhead expenses affect our cost of revenue and operating expenses. Historically, we have been able to pass a portion of the effect of such increases to the payor and patient pursuant to automatic price adjustments under our payor contracts. As a result, changes due to inflation have not had significant adverse effects on our operations.

FORWARD-LOOKING STATEMENTS

         Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with biopharmaceutical manufacturers and wholesalers and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid; loss of relationships with payors (including Aetna or other material contracts); loss of the Fuzeon(R) distribution contract and related business volume; negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative and bad debt expenses; the impairment of a significant amount of our goodwill; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations; increased competition; our ability to obtain competitive financing to fund operations and growth; loss or retirement of key executives; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely recognition of revenue and earnings; and adverse publicity, news coverage, and reporting by independent analysts. We urge you to read the cautionary statement filed as Exhibit 99.1. This cautionary statement discusses specific factors which could affect our operations and forward-looking statements contained in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Our short-term borrowings would bear interest at variable rates based on the Eurodollar rate plus an applicable margin depending on our covenant calculation. A 10% increase in interest rates would not have a significant effect on our interest expense based on the fact that we had no borrowings in fiscal 2004. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

         There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings involving Chronimed Inc. or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b)       Reports on Form 8-K

                           A Current Report on Form 8-K with a report date of
              August 13, 2003, was filed during the first quarter of fiscal 2004 to provide the full text of the fourth quarter and full year financial results press release dated August 12, 2003.

         SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CHRONIMED INC.

Dated:   November 5, 2003                      By   /s/ HENRY F. BLISSENBACH
                                                    ----------------------------
                                                    Henry F. Blissenbach
                                                    Chief Executive Officer and
                                                    Chairman of the Board of
                                                    Directors

Dated:   November 5, 2003                           /s/ GREGORY H. KEANE
                                                    ----------------------------
                                                    Gregory H. Keane
                                                    Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer (Principal
                                                    Financial and Accounting
                                                    Officer)