Form 10-Q
period 2003-12-26
CHRONIMED INC
filed 2004-02-06
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                                   ----------

                                 CHRONIMED INC.
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                              41-1515691
         ------------------------------             ----------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

                                   ----------

                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343

                    (Address of principal executive offices)
                                   (Zip Code)

                                   ----------

        Registrant's telephone number, including area code (952) 979-3600

                                   ----------

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

          Common Stock, $.01 par value - 12,700,878 shares outstanding as of January 30, 2004.

================================================================================

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 26, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                              PAGE
                                                                                                            ----

Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 26, 2003 (unaudited) and June 27, 2003               2

                  Consolidated Statements of Income (unaudited) - Three and six months ended
                  December 26, 2003, and December 27, 2002                                                    3

                  Consolidated Statements of Cash Flows (unaudited) - Three months and six
                  months ended December 26, 2003, and December 27, 2002                                       4

                  Notes to Consolidated Financial Statements - December 26, 2003                             5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              10 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           15

Item 4.  Controls and Procedures                                                                              15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    16

Items 2, 3, and 5 have been omitted since all items are not applicable or the answers are negative.

Item 4:  Submission of Matters to a Vote of Security Holders                                                  16

Item 6.  Exhibits and Reports on Form 8-K

         a.)      Exhibits                                                                                    16

         b.)      Reports on Form 8-K                                                                         17


SIGNATURES                                                                                                    18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       DECEMBER 26,
                                                                           2003           JUNE 27,
                                                                       (UNAUDITED)          2003
                                                                       ------------     ------------

ASSETS
Current assets
    Cash and cash equivalents                                          $     12,246     $     22,854
    Short-term investments                                                    1,525               --
    Accounts receivable (net of allowances of $6,662 and $5,940              42,175           40,001
       at December 26, 2003, and  June 27, 2003, respectively)
    Inventory                                                                12,129            8,614
    Prepaid expenses                                                          2,361            1,071
    Deferred taxes                                                            2,607            2,607
                                                                       ------------     ------------
        Total current assets                                                 73,043           75,147

Property and equipment, net                                                   4,419            4,487

Goodwill                                                                     34,434           30,233
Other assets, net                                                               141              133
                                                                       ------------     ------------
    Total assets                                                       $    112,037     $    110,000
                                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                   $     17,457     $     19,085
    Accrued expenses                                                          2,898            2,136
    Accrued bonus                                                               791            1,420
    Income taxes payable                                                         49              821
                                                                       ------------     ------------
        Total current liabilities                                            21,195           23,462

Deferred taxes                                                                1,025            1,025

Shareholders' equity
    Preferred stock                                                              --               --
    Common stock, issued and outstanding shares--
          12,681 and 12,541, respectively                                       127              125
    Additional paid-in capital                                               57,086           56,248
    Retained earnings                                                        32,604           29,140
                                                                       ------------     ------------
        Total shareholders' equity                                           89,817           85,513
                                                                       ------------     ------------
        Total liabilities and shareholders' equity                     $    112,037     $    110,000
                                                                       ============     ============


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      ------------------------------      ------------------------------
                                      DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
                                          2003              2002              2003              2002
                                      ------------      ------------      ------------      ------------

Revenue                               $    131,361      $    108,636      $    259,963      $    208,529

Cost of revenue                            115,764            94,976           229,191           182,893
                                      ------------      ------------      ------------      ------------
        Gross profit                        15,597            13,660            30,772            25,636

Operating expenses
    Selling and marketing                    1,430             1,002             2,752             1,925
    General and administrative              11,016             9,549            21,719            18,569
    Bad debt                                   920               953             1,854             1,464
                                      ------------      ------------      ------------      ------------
        Total operating expenses            13,366            11,504            26,325            21,958

Income from operations                       2,231             2,156             4,447             3,678

Interest income                                 48                81               100               144
Interest expense                                (3)               --                (4)               --
Other income                                    75                --                75                --
                                      ------------      ------------      ------------      ------------

Income before income taxes                   2,351             2,237             4,618             3,822
Income tax expense                            (890)             (850)           (1,154)           (1,460)
                                      ------------      ------------      ------------      ------------
Net income                            $      1,461      $      1,387      $      3,464      $      2,362
                                      ============      ============      ============      ============

Basic net income per share            $       0.12      $       0.11      $       0.27      $       0.19
Diluted net income per share          $       0.11      $       0.11      $       0.27      $       0.19
                                      ============      ============      ============      ============

Basic weighted-average shares               12,663            12,353            12,623            12,353
Diluted weighted-average shares             12,990            12,444            13,042            12,400


                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                     ------------------------------
                                                                                     DECEMBER 26,      DECEMBER 27,
                                                                                         2003              2002
                                                                                     ------------      ------------

Operating activities
        Net income                                                                   $      3,464      $      2,362

    Adjustments to reconcile income to net cash (used in)
        provided by operating activities:
            Depreciation and amortization                                                   1,135             1,171
            Amortization of restricted stock                                                   --                65
            Deferred income taxes                                                              --               (18)
            Changes in operating assets and liabilities:
                Accounts receivable                                                        (2,174)            5,573
                Income taxes                                                                 (772)              622
                Inventory                                                                  (3,515)           (2,584)
                Accounts payable                                                           (1,628)            2,842
                Accrued expenses                                                              133              (526)
                Other assets                                                               (1,298)             (853)
                                                                                     ------------      ------------
        Net cash (used in) provided by operating activities                                (4,655)            8,654

Investing activities
    Purchases of property and equipment                                                    (1,067)             (537)
    Purchases of short-term investments                                                    (1,525)               --
    Acquisition of Accent Rx                                                               (4,201)               --
                                                                                     ------------      ------------
        Net cash used in investing activities                                              (6,793)             (537)

Financing activities
    Net proceeds from issuance of common stock                                                840                --
                                                                                     ------------      ------------
        Net cash provided by financing activities                                             840                --

(Decrease) increase in cash and cash equivalents                                          (10,608)            8,117
Cash and cash equivalents at beginning of year                                             22,854             6,306
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     12,246      $     14,423
                                                                                     ------------      ------------


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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 26, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004. The balance sheet at June 27, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

FISCAL YEAR

         We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month. Fiscal 2004 will include 53 weeks with the year ending July 2, 2004. Fiscal 2004 fourth quarter will include 14 weeks with the quarter ending July 2, 2004.

REVENUE RECOGNITION

         Revenue is recognized at the time prescriptions are shipped to or picked up by the patient. We participate in various third-party provider networks and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain third-party providers and state Medicaid programs for which there is no electronic adjudication process available at the time of sale nor established contracted price, we bill a standard list price and then simultaneously determine an appropriate estimate for expected payor discount based on our reimbursement history for each payor class. This reimbursement history is updated quarterly. Revenue is then reported net of the estimated payor discounts and adjusted in future periods as final settlements are determined.

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

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 ------------------------------      ------------------------------
(IN THOUSANDS,                                   DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
    EXCEPT PER SHARE DATA)                           2003              2002              2003              2002
--------------------------                       ------------      ------------      ------------      ------------

Net income - as reported                         $      1,461      $      1,387      $      3,464      $      2,362
Plus reported stock-based
    employee compensation cost,
    net of related tax effects                             --                22                --                40
Deduct pro forma stock-based
    employee compensation cost,
    net of related tax effects                           (428)             (289)             (795)             (546)
                                                 ------------      ------------      ------------      ------------
Net income - pro forma                           $      1,033      $      1,120      $      2,669      $      1,856
                                                 ============      ============      ============      ============

Earnings per share - basic as reported           $       0.12      $       0.11      $       0.27      $       0.19
Earnings per share - basic pro forma             $       0.08      $       0.09      $       0.21      $       0.15
Earnings per share - diluted as reported         $       0.11      $       0.11      $       0.27      $       0.19
Earnings per share - diluted pro forma           $       0.08      $       0.09      $       0.21      $       0.15

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

SHORT-TERM INVESTMENTS

         We classify our short-term investments with maturities of over ninety days when purchased as available-for-sale. We record these investments at fair value and recognize interest when earned. As of December 26, 2003, our $1.5 million short-term investments have remaining maturities of less than twelve months.

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

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                             -----------------------------     -----------------------------
(IN THOUSANDS,                               DECEMBER 26,     DECEMBER 27,     DECEMBER 26,     DECEMBER 27,
    EXCEPT PER SHARE DATA)                       2003             2002             2003             2002
--------------------------                   ------------     ------------     ------------     ------------

Numerator
    Net income                               $      1,461     $      1,387     $      3,464     $      2,362

Denominator
    Denominator for basic net
       income per share - weighted
       average shares outstanding                  12,663           12,353           12,623           12,353
    Effect of dilutive stock options                  327               91              419               47
                                             ------------     ------------     ------------     ------------
    Denominator for diluted net
       income per share - weighted
       average shares outstanding                  12,990           12,444           13,042           12,400
                                             ============     ============     ============     ============

Basic net income per share                   $       0.12     $       0.11     $       0.27     $       0.19
Diluted net income per share                 $       0.11     $       0.11     $       0.27     $       0.19
                                             ============     ============     ============     ============

         Employee stock options of 1,112,021 and 1,009,185 for the second quarter and six months ended December 26, 2003, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive. For the second quarter and six months ended December 27, 2002, employee options of 1,150,245 and 1,476,345, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive.

2. SIGNIFICANT CONCENTRATIONS

         Payor reimbursements from Aetna, Inc. represented 20.0% of our revenue in the second quarter of fiscal 2004 and 21.0% in the six months ended December 26, 2003. This compares to 25.0% in the second quarter of fiscal 2003 and in the six months ended December 27, 2002. No other private payor or single government agency represented more than 10% of our revenues.

         We signed a contract with Roche Laboratories Inc. in March 2003 to be the exclusive U.S. distributor of Fuzeon(R), its new HIV medication, during the initial twelve month progressive distribution phase. Fuzeon(R) sales contributed 12.6% and 11.3% of our revenue in the second quarter of fiscal 2004 and six months ended December 26, 2003, or $16.5 million and $29.3 million, respectively.

         We signed a three-year wholesaler agreement with Cardinal Health, a large national distributor, for the majority of our pharmaceutical purchases effective August 2003. We used McKesson Corporation, another large national distributor, for the majority of our pharmaceutical purchases in fiscal 2003 and until August 2003. Cardinal Health made up 76.9% of our inventory purchases for the second quarter of fiscal 2004. Cardinal Health and McKesson together made up 80.2% in the six months ended December 26, 2003. McKesson Corporation made up 90.6% of our inventory purchases in the second quarter of fiscal 2003 and 91.8% in the six months ended December 27, 2002. In the event that we are unable to purchase pharmaceuticals through Cardinal Health, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

         Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectible amounts. Aetna, Inc. represented 12.3% and 16.0% of our gross accounts receivable balance at December 26, 2003, and June 27, 2003, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

3. SEGMENT REPORTING

         Effective June 28, 2003, we are operating and reporting in one segment. Previously, we had identified two reportable operating segments, Mail Service and Retail, based on separate management, emphasis on different diseases, and a different distribution method for each segment. Three primary factors have diminished the distinction between Mail Service and Retail. First, we consolidated critical elements. In fiscal 2002, we transferred our Kansas City retail headquarters to Minneapolis and consolidated our accounts receivable and collections, accounting, and information service functions into a single location. In addition, we changed our management structure from a vice president for each of our then-defined operating segments to one vice president for all operations.

         Second, over the past year we have begun to serve persons living with HIV/AIDS and persons with organ transplants at both our Retail and Mail Service pharmacies. In the past, our Retail pharmacies had predominantly served persons living with HIV/AIDS, and our Mail Service pharmacies had served persons with organ transplants and others needing biotech injectable medications. In fiscal 2003 we began to serve many more persons with organ transplants through our Retail pharmacies. We also entered into an agreement with Roche Laboratories Inc. in fiscal 2003 to distribute Fuzeon(R) to persons with HIV/AIDS. We distribute this drug through both our Mail Service and Retail pharmacies.

         Third, we have added mail service capabilities to our retail pharmacies as an enhancement to the local "walk-in" business model. In summary, although we continue to apply two primary distribution methods, the distribution method no longer drives the decisions made by our chief decision makers regarding resource allocation. The chief decision makers regularly review financial information related to, and make operating decisions based on, a number of factors including disease state, drugs, payors, and dispensing location in order to efficiently distribute prescription drugs and provide specialized therapy management services.

4. COMPREHENSIVE INCOME

         Net income equaled comprehensive income for the respective periods.

5. INCOME TAXES

         Our income tax rate was 37.9% and 25.0% for the three and six months ended December 26, 2003, respectively. Income tax expense for the first quarter of fiscal 2004 was $0.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 37.9% for the three and six months ended December 26, 2003.

6. ACQUISITION

         On December 9, 2003, we purchased certain assets of Accent Rx for $4.2 million in cash. Accent Rx is a specialty mail service pharmacy focusing primarily on the distribution of pharmaceutical products to individuals living with HIV/AIDS and post-organ transplants. Accent Rx has been integrated into our existing mail service operations. The sale was completed in accordance with the Asset Purchase Agreement dated December 9, 2003, entered into by and between Accent Rx, Inc., its parent Accentia Inc., and Chronimed. We paid cash for customer prescription records and allocated the $4.2 million purchase price as goodwill. The acquisition was disclosed in our Form 8-K with a report date of December 9, 2003, filed with the SEC on December 16, 2003.

         Beginning December 10, 2003, through December 26, 2003, customers of Accent Rx were served through Chronimed's mail service operations, resulting in approximately $0.3 million in revenue during the period.

         The following unaudited pro forma combined financial information is in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and is based on the respective historical financial results of Chronimed and Accent Rx, Inc. as though the business combination had been completed as of the beginning of the periods presented.

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                      -----------------------------     -----------------------------
(IN THOUSANDS,                        DECEMBER 26,     DECEMBER 27,     DECEMBER 26,     DECEMBER 27,
    EXCEPT PER SHARE DATA)                2003             2002             2003             2002
                                      ------------     ------------     ------------     ------------

Revenue                               $    134,829     $    113,497     $    268,801     $    218,020
Income from operations                       1,689            1,830            3,505            2,729
Net income                                   1,157            1,025            2,572            1,502

Earnings per share - basic            $       0.09     $       0.08     $       0.20     $       0.12
Earnings per share - diluted          $       0.09     $       0.08     $       0.20     $       0.12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

         The following table represents income and expense items as a percentage of revenue.

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      -------------------------------       -------------------------------
FISCAL YEAR                           DECEMBER 26,       DECEMBER 27,       DECEMBER 26,       DECEMBER 27,
                                          2003               2002               2003               2002
                                      ------------       ------------       ------------       ------------
Revenue                                      100.0%             100.0%             100.0%             100.0%
Cost of revenue                               88.1               87.4               88.2               87.7
                                      ------------       ------------       ------------       ------------
Gross profit                                  11.9               12.6               11.8               12.3
Operating expenses
    Selling and marketing                      1.1                0.9                1.1                0.9
    General and administrative                 8.4                8.8                8.3                8.9
    Bad debt                                   0.7                0.9                0.7                0.7
                                      ------------       ------------       ------------       ------------
Total operating expenses                      10.2               10.6               10.1               10.5
Income from operations                         1.7                2.0                1.7                1.8
Interest income, net                            --                0.1                 --                 --
Other income                                   0.1                 --                 --                 --
Income tax expense                            (0.7)              (0.8)              (0.4)              (0.7)
                                      ------------       ------------       ------------       ------------
Net income                                     1.1%               1.3%               1.3%               1.1%
                                      ============       ============       ============       ============

Revenue

         Revenue increased $22.8 million, or 20.9%, to $131.4 million in the second quarter of fiscal 2004 from $108.6 million in the second quarter of fiscal 2003. For the six months ended December 26, 2003, total revenue increased $51.5 million, or 24.7%, to $260.0 million from $208.5 million for the same period last year.

         The increase in revenue for the quarter was due to several factors. First, sales of Fuzeon(R), a new HIV medication, contributed $16.5 million and $29.3 million in revenue in the second quarter of fiscal 2004 and six months ended December 26, 2003, respectively. Second, we increased the number of patients served, particularly patients with HIV, organ transplants, rheumatoid arthritis, and multiple sclerosis. Third, we had higher revenue due to inflationary price increases.

         On December 9, 2003, we completed the acquisition of Accent Rx, a specialty mail service pharmacy focusing primarily on HIV/AIDS and post-organ transplant disease states. Accent Rx has been integrated into our existing mail service operations and contributed approximately $0.3 million in revenue during the second quarter ended December 26, 2003. Subject to the successful retention of Accent Rx customers, we expect this acquisition to add approximately $7.0 million in revenue in the second half of fiscal 2004.

         The table below shows disease state revenue for the three and six months ended December 26, 2003, and December 27, 2002, as a percentage of total revenue.

                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                   ------------------------------      ------------------------------
                                   DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
(% OF TOTAL REVENUE)                   2003              2002              2003              2002
--------------------               ------------      ------------      ------------      ------------
HIV/AIDS                                     54%               44%               53%               46%
Transplant                                   18%               19%               18%               19%
Other disease states                         28%               37%               29%               35%
                                   ------------      ------------      ------------      ------------
Total                                       100%              100%              100%              100%
                                   ============      ============      ============      ============

         For the three months ended December 26, 2003, our HIV patient revenue grew approximately $22.5 million, or 47.0%, from the same period in fiscal 2003. Revenue from Fuzeon(R) patients contributed $16.5 million to this growth. Transplant patient revenue grew approximately $3.5 million, or 17.0%. The remainder of our patient revenue decreased approximately $3.3 million, or 8.0%. Revenue from rheumatoid arthritis and multiple sclerosis patients grew significantly over the year ago quarter, offset by declines in oncology and hepatitis C. The decrease is also partly attributed to the fiscal 2003 revenue contribution from our arrangement to manage three District of Columbia Department of Mental Health pharmacies from November 2002 through February 2003 which was not renewed in fiscal 2004. For the six months ended December 26, 2003, our HIV patient revenue grew approximately $41.9 million, or 44.0%, from the same period in fiscal 2003. Revenue from Fuzeon(R) patients contributed $29.3 million to this growth. Transplant patient revenue grew approximately $8.3 million, or 21.0%. The remainder of our patient revenue grew approximately $1.2 million, or 2.0%. Revenue from rheumatoid arthritis and multiple sclerosis patients grew significantly over the year ago period, offset by declines in oncology, hepatitis C, and mental health. We plan to continue to expand the types of specialty pharmaceutical medications that we distribute at all of our pharmacies beyond our HIV/AIDS and post-transplant focus to include hepatitis C, rheumatoid arthritis, multiple sclerosis, and other disease states.

         Our business consists of four major payor categories. Aetna, a single large contracted payor, represented approximately 20.0% and 25.0% of revenues in the second quarters of fiscal 2004 and 2003, respectively. Aetna represented approximately 21.0% and 25.0% of revenues for the six months ended December 26, 2003, and December 27, 2002, respectively. Aetna decided to transfer the oncology portion of our specialty pharmacy contract to another provider. However, Aetna did award us exclusive distribution of bone marrow transplant medications. The loss of Aetna's oncology business represented approximately $3.0 million of lost revenue for the three months ended December 26, 2003. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the three and six month periods ended December 26, 2003, and December 27, 2002. The approximate mix of our second quarter fiscal 2004 and six months ended December 26, 2003 total revenue across the remaining three payor categories is as follows: Medicaid and other state programs including State of Indiana programs, 32.0% and 33.0%, respectively; Medicare, the federal program which covers many organ transplant recipients, 7.0% and 7.0%, respectively; and all other payors, 41.0% and 39.0%, respectively. A State of Indiana government-sponsored payment program for HIV positive and other high-cost individuals represented approximately 3.0% of our revenues in the second quarter of fiscal 2004 and 2003, respectively. Beginning October 1, 2003, this Indiana payor reduced its reimbursement rate which impacted our revenue and gross margin by approximately $0.6 million during the quarter.

         For the three months ended December 26, 2003, our retail distribution channel accounted for approximately 57.0%, or $74.2 million, of our revenue. Our retail pharmacies had same-store-growth of 19.6% or $12.1 million in the second quarter of fiscal 2004 compared to the same quarter last year. For the three months ended December 26, 2003, our mail service distribution channel accounted for approximately 43.0%, or $57.0 million, of our revenue. Mail service revenue grew 26.6%, or $12.0 million, due to HIV and Fuzeon(R).

         We currently have a one-year exclusive contract with Roche Laboratories Inc. to distribute Fuzeon(R). Roche Laboratories Inc. has publicly indicated their intentions to open Fuzeon(R) distribution to more than one provider beginning in April 2004, the fourth quarter of fiscal 2004.

Cost of Revenue and Gross Profit

         Total gross profit dollars increased $1.9 million, or 14.2%, to $15.6 million in the second quarter of fiscal 2004 from $13.7 million in the second quarter of fiscal 2003 due to the increase in revenue. For the six months ended December 26, 2003, total gross profit dollars increased 20.0% to $30.8 million from $25.6 million for the same period last year. The dollar increase in gross profit was due to revenue growth from Fuzeon(R) and new HIV and transplant patients. Second quarter gross margins as a percentage of revenue decreased to 11.9% in fiscal year 2004 from 12.6% in fiscal year 2003. Gross margins decreased to 11.8% for the six months ended December 26, 2003, from 12.3% for the same period last year. The expected decline in gross margin rate was due primarily to the addition of Fuzeon(R) to our revenue mix, now 11.3% of our revenue, at a lower-than-average gross margin rate. Also, the reduction in the reimbursement rate from a State of Indiana government-sponsored HIV program reduced gross margin approximately $0.6 million or the gross margin rate by 0.4% for the quarter and 0.2% for the six months ended December 26, 2003.

         Aetna represented approximately 13.0% and 17.0% of our gross profit for the three months ended December 26, 2003, and December 27, 2002, respectively. Year-to-date, Aetna represented approximately 14.0% and 16.0% of our gross profit for the six months ended December 26, 2003, and December 27, 2002, respectively. Due to Aetna carving oncology out of our specialty pharmacy contract, we experienced the loss of approximately $0.3 million in gross margin during the three months ended December 26, 2003. The October 2003 reduction in the State of Indiana government-sponsored program's reimbursement rate lowered our revenue and gross margin by approximately $0.6 million during the three months ended December 26, 2003. The effect of this reimbursement rate reduction lowered this payor's percentage of our margins to approximately 1.0% for the three months ended December 26, 2003, from 5.0% in the year-ago period.

         As Fuzeon(R) continues to be a significant piece of our revenue mix at a lower-than-average gross margin rate, we expect our overall gross margin rate to be less than our historical 12.0 percent. We also expect continuing downward pressure on our gross margins from Medicare and our state Medicaid business. The Medicare Prescription Drug Improvement and Modernization Act, signed in December 2003, contains a reduction in reimbursement for transplant medications provided to patients covered under Medicare Part B. Effective January 1, 2004, the result will be a reimbursement reduction of approximately 10% on all Medicare-covered transplant medications. The negative impact of this Medicare reimbursement reduction to us will be partly offset by generic drug substitution and changes in our transplant service offering to Medicare Part B participants. For the rest of this fiscal year, we believe the net impact on operating income will be in the range of $1.0 to $1.5 million.

Operating Expenses

         Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct G&A expenses (division management, customer service, billing, pharmacy fulfillment).

Selling and Marketing Expenses

         Our selling and marketing expenses in the second quarter of fiscal 2004 increased $0.4 million, or 42.7%, to $1.4 million from $1.0 million in the second quarter of fiscal 2003. Selling and marketing expenses as a percentage of revenue increased to 1.1% in the second quarter of fiscal 2004 compared to 0.9% in the second quarter of fiscal 2003. For the six months ended December 26, 2003, our selling and marketing expenses increased $0.9 million, or 43.0%, to $2.7 million from $1.9 million for the same period last year. As a percentage of revenue, selling and marketing expenses increased to 1.1% for the six months ended December 26, 2003 from 0.9% for the same period last year. In fiscal 2003, we redefined our sales and marketing strategy to focus more on specific diseases. We increased our sales force in the fourth quarter of fiscal 2003 resulting in higher payroll expenses in fiscal 2004 compared to the comparable periods of fiscal 2003. In addition, we had higher travel and promotional expenses in the current fiscal periods compared to the same periods last year.

General and Administrative Expenses

         Our general and administrative expenses increased $1.5 million, or 15.4%, to $11.0 million in the second quarter of fiscal 2004 from $9.5 million in the second quarter of fiscal 2003. As a percentage of revenue, general and administrative costs decreased to 8.4% from 8.8%. For the six months ended December 26, 2003, our general and administrative expenses increased $3.2 million, or 17.0%, to $21.7 million from $18.6 million for the same period last year. As a percentage of revenue, general and administrative expenses decreased to 8.3% for the six months ended December 26, 2003 from 8.9% for the same period last year. The dollar increase was due to expense growth in customer service and the pharmacies related to patient and revenue growth, higher insurance premiums, the investment required to launch Fuzeon(R), consulting fees incurred in preparation for compliance with Section 404 of the Sarbanes-Oxley Act, and an additional $0.2 million charge as part of a legal settlement related to certain reimbursement claims submitted to the District of Columbia Medicaid between January and April 2000. Refer to Part II, Item 1. Legal Proceedings for further discussion.

Bad Debt

         Our bad debt expense remained relatively constant at approximately $0.9 million in the second quarter of fiscal 2004 and fiscal 2003. Bad debt as a percentage of revenue decreased to 0.7% for the second quarter of fiscal 2004 from 0.9% for the second quarter of fiscal 2003. For the six months ended December 26, 2003, our bad debt expense increased $0.4 million, or 26.6%, to $1.9 million from $1.5 million for the same period last year. Bad debt expense as a percentage of revenue for the six months ended December 26, 2003, is consistent with the average bad debt expense of 0.7% of revenue for fiscal 2003. The allowance for bad debt expense increased slightly to $4.7 million as of December 26, 2003, from $4.5 million as of June 27, 2003. The bad debt reserve decreased to 9.9% of trade receivables as of December 26, 2003, from 10.1% of trade receivables as of June 27, 2003, due to improved agings and lower write-off experience. We expect our future bad debt expense to continue at or below 1.0% of revenue.

Interest Income

         Interest income, net of interest expense, remained consistent between the first two quarters of fiscal 2004 and fiscal 2003 totaling approximately $0.1 million for each of the six months ended December 26, 2003, and December 27, 2002. Interest income resulted from current cash balances while having no outstanding borrowings on our line of credit.

Other Income

         We recorded approximately $0.1 million other income for payment on a fully reserved note receivable in the second quarter of fiscal 2004.

Income Taxes

         Our income tax rate was 37.9% and 25.0% for the three and six months ended December 26, 2003, respectively. Income tax expense for the first quarter of fiscal 2004 was $0.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 37.9% for the three and six months ended December 26, 2003. Looking forward to the remainder of fiscal 2004, we expect our combined Federal and State tax rate to approximate 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 26, 2003, we had $51.9 million of working capital compared to $51.7 million as of June 27, 2003. During the six-month period ended December 26, 2003, we used $4.7 million of cash for operating activities primarily due to an increase in accounts receivable and inventory and a decrease in accounts payable. Our accounts receivable increased $2.2 million due to an increasing sequential-quarter revenue growth, net of an improving days sales outstanding (DSO) rate. Our DSO improved to 32 days at December 26, 2003, from 34 days at June 27, 2003. We continue to experience a delay in the final $2.1 million payment from the District of Columbia Department of Mental Health that we do not expect to result in bad debt. We expect our DSO to remain at or near to the current DSO level for the remainder of fiscal 2004. We used a net $1.6 million in cash to decrease accounts payable, due primarily to shorter payment terms with our new pharmaceutical wholesaler. The average days of inventory on hand increased 1 day to 9 days on hand at December 26, 2003, compared to June 27, 2003. We used $3.5 million to finance inventory required to support our business growth. We expect our inventory to perform at or near to the current days on hand for the remainder of fiscal 2004.

         We used approximately $6.8 million of cash in investing activities during the six-month period ended December 26, 2003, consisting of $4.2 million for the purchase of Accent Rx, $1.5 million in purchases of short-term investments, and $1.1 million for leasehold improvements, furniture, equipment, and computer hardware and software.

         We had no outstanding borrowings as of December 26, 2003 and June 27, 2003. Shareholders' equity as of December 26, 2003, and June 27, 2003, was $89.8 million and $85.5 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of December 26, 2003, and June 27, 2003, were $55.4 million and $55.3 million, respectively. As of December 26, 2003, we have a secured line of credit totaling $30 million. We had no borrowings under our line of credit during the three and six months ended December 26, 2003. We are in compliance with the debt covenants of the line of credit. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 2.92% at December 26, 2003). The line of credit expires in April 2006.

         We believe that our cash and cash equivalents, investments, line of credit, and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions. We expect our capital project requirements to be between $2 and $3 million in fiscal 2004.

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

FORWARD-LOOKING STATEMENTS

         Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with biopharmaceutical manufacturers and wholesalers and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid, including reimbursement rates and covered drugs; loss of relationships with payors (including Aetna or other material contracts); loss of the Fuzeon(R) distribution contract and related business volume; negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative and bad debt expenses; the impairment of a significant amount of our goodwill; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations; increased competition; our ability to obtain competitive financing to fund operations and growth; loss or retirement of key executives; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely recognition of revenue and earnings; and adverse publicity, news coverage, and reporting by independent analysts. We urge you to read the cautionary statement filed as Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended June 27, 2003. This cautionary statement discusses specific factors which could affect our operations and forward-looking statements contained in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our short-term investments and our borrowing activities under our line of credit discussed in
Item 2 of this report. A 10% change in interest rates would not have a significant effect on our interest income based our short-term investments balance as of December 26, 2003.

         Our short-term borrowings would bear interest at variable rates based on the Eurodollar rate plus an applicable margin depending on our covenant calculation. A 10% increase in interest rates would not have a significant effect on our interest expense based on the fact that we have had no borrowings in fiscal 2004. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings involving Chronimed Inc. or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003. However, during the three months ended December 26, 2003, we increased by $0.2 million our reserve in response to a tentative settlement of claims related to District of Columbia Medicaid reimbursements for the period between January and April 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Two matters were submitted to a vote at the Annual Meeting of Shareholders held November 19, 2003. The voting results on the two matters considered at the meeting are stated below.

Matter 1: Election of Directors

         The director nominees described in the Company's Proxy Statement were elected as follows:

                                                                                           For                       Withhold
                                                                                           ---                       --------
         Thomas A. Cusick           Class III, three year term                          11,534,772                     80,147
         Myron Z. Holubiak          Class III, three year term                          11,463,806                    151,113
         David R. Hubers            Class III, three year term                          11,535,522                     79,397

         The terms for directors Karen Gilles Larson and Stuart A. Samuels expire at the Annual Meeting of shareholders to be held in 2004. The terms for directors Henry F. Blissenbach, Thomas F. Heaney, and Charles V. Owens, Jr. expire at the Annual Meeting of shareholders to be held in 2005.

Matter 2: Appointment of Independent Auditors

         The appointment of Ernst & Young LLP as Independent Auditors for the 2004 fiscal year was ratified as follows:

                  For               Against          Abstain           Broker Non-vote
                  ---               -------          -------           ---------------

               11,452,315           153,194            9,410                  0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

                  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

         b)       Reports on Form 8-K

                           A Current Report on Form 8-K with a report date of
                  October 29, 2003, was filed during the second quarter of fiscal 2004 to provide the full text of the first quarter financial results press release dated October 29, 2003.

                           A Current Report on Form 8-K with a report date of
                  December 9, 2003, was filed during the second quarter of fiscal 2004 to report the Accent Rx acquisition.

         SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHRONIMED INC.

Dated: February 5, 2004                    By /s/ HENRY F. BLISSENBACH
                                              ----------------------------------
                                              Henry F. Blissenbach
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Dated: February 5, 2004                       /s/ GREGORY H. KEANE
                                              ----------------------------------
                                              Gregory H. Keane
                                              Vice President, Chief Financial
                                              Officer and Treasurer (Principal
                                              Financial and Accounting Officer)