Form 10-Q
period 2004-03-26
CHRONIMED INC
filed 2004-05-05
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004

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

          Common Stock, $.01 par value - 12,722,053 shares outstanding as of April 30, 2004.

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 26, 2004

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 26, 2004 (unaudited) and June 27, 2003                2

                  Consolidated Statements of Income (unaudited) - Three and nine months ended
                  March 26, 2004, and March 28, 2003                                                        3

                  Consolidated Statements of Cash Flows (unaudited) - Three months and nine
                  months ended March 26, 2004, and March 28, 2003                                           4

                  Notes to Consolidated Financial Statements - March 26, 2004                             5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           10 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         15

Item 4.  Controls and Procedures                                                                            15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  16

Items 2, 3, 4, and 5 have been omitted since all items are not applicable or the answers are negative.

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits                                                                                       16

         b.) Reports on Form 8-K 16

SIGNATURES                                                                                                  17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 26,
                                                                      2004        JUNE 27,
                                                                   (UNAUDITED)      2003
                                                                  ------------   ------------
ASSETS
Current assets
    Cash and cash equivalents                                     $     15,824   $     22,854
    Short-term investments                                               1,517              -
    Accounts receivable (net of allowances of $6,949 and $5,940
       at March 26, 2004, and  June 27, 2003, respectively)             44,440         40,001
    Inventory                                                           10,838          8,614
    Prepaid expenses                                                     1,190          1,071
    Deferred taxes                                                       2,607          2,607
                                                                  ------------   ------------
        Total current assets                                            76,416         75,147

Property and equipment, net                                              4,456          4,487

Goodwill                                                                34,474         30,233
Other assets, net                                                          147            133
                                                                  ------------   ------------
    Total assets                                                  $    115,493   $    110,000
                                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                              $     18,492   $     19,085
    Accrued expenses                                                     2,915          2,136
    Accrued bonus                                                        1,198          1,420
    Income taxes payable                                                   223            821
                                                                  ------------   ------------
        Total current liabilities                                       22,828         23,462

Deferred taxes                                                           1,025          1,025

Shareholders' equity
    Preferred stock                                                          -              -
    Common stock, issued and outstanding shares--
          12,722 and 12,541, respectively                                  127            125
    Additional paid-in capital                                          57,393         56,248
    Retained earnings                                                   34,120         29,140
                                                                  ------------   ------------
        Total shareholders' equity                                      91,640         85,513
                                                                  ------------   ------------
        Total liabilities and shareholders' equity                $    115,493   $    110,000
                                                                  ============   ============

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                   ------------------------    ------------------------
                                    MARCH 26,     MARCH 28,     MARCH 26,     MARCH 28,
                                      2004          2003          2004          2003
                                   ----------    ----------    ----------    ----------
Revenue                            $  142,342    $  111,804    $  402,305    $  320,333

Cost of revenue                       126,976        98,202       356,167       281,095
                                   ----------    ----------    ----------    ----------
        Gross profit                   15,366        13,602        46,138        39,238

Operating expenses
    Selling and marketing               1,461           818         4,213         2,743
    General and administrative         10,760         9,964        32,479        28,533
    Bad debt                              845           939         2,699         2,403
                                   ----------    ----------    ----------    ----------
        Total operating expenses       13,066        11,721        39,391        33,679

Income from operations                  2,300         1,881         6,747         5,559

Interest income                            71           105           171           249
Interest expense                           (1)           (3)           (5)           (3)
Other income                               75             -           150             -
                                   ----------    ----------    ----------    ----------

Income before income taxes              2,445         1,983         7,063         5,805
Income tax expense                       (929)         (754)       (2,083)       (2,214)
                                   ----------    ----------    ----------    ----------
Net income                         $    1,516    $    1,229    $    4,980    $    3,591
                                   ==========    ==========    ==========    ==========

Basic net income per share         $     0.12    $     0.10    $     0.39    $     0.29
Diluted net income per share       $     0.12    $     0.10    $     0.38    $     0.29
                                   ==========    ==========    ==========    ==========

Basic weighted-average shares          12,706        12,400        12,650        12,368
Diluted weighted-average shares        13,032        12,644        13,037        12,478

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                     ------------------------
                                                                      MARCH 26,     MARCH 28,
                                                                        2004          2003
                                                                     ----------    ----------
Operating activities
        Net income                                                   $    4,980    $    3,591

    Adjustments to reconcile income to net cash (used in) provided by operating activities:
            Depreciation and amortization                                 1,687         1,747
            Amortization of restricted stock                                  -           592
            Deferred income taxes                                             -           (18)
            Changes in operating assets and liabilities:
                Accounts receivable                                      (4,439)        1,243
                Income taxes                                               (598)          962
                Inventory                                                (2,224)         (470)
                Accounts payable                                           (593)        1,333
                Accrued expenses                                            557          (108)
                Other assets                                               (133)          292
                                                                     ----------    ----------
        Net cash (used in) provided by operating activities                (763)        9,164

Investing activities
    Purchases of property and equipment                                  (1,648)         (946)
    Purchases of short-term investments                                  (1,525)            -
    Acquisition of Accent Rx                                             (4,241)            -
                                                                     ----------    ----------
        Net cash used in investing activities                            (7,414)         (946)

Financing activities
    Net proceeds from issuance of common stock                            1,147           105
                                                                     ----------    ----------
        Net cash provided by financing activities                         1,147           105

(Decrease) increase in cash and cash equivalents                         (7,030)        8,323
Cash and cash equivalents at beginning of year                           22,854         6,306
                                                                     ----------    ----------
Cash and cash equivalents at end of period                           $   15,824    $   14,629
                                                                     ==========    ==========

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

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 26, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004. The balance sheet at June 27, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

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

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                           ----------------------    ----------------------
(IN THOUSANDS,                             MARCH 26,    MARCH 28,    MARCH 26,    MARCH 28,
    EXCEPT PER SHARE DATA)                   2004         2003         2004         2003
-------------------------------            ---------    ---------    ---------    ---------
Net income - as reported                   $   1,516    $   1,229    $   4,980    $   3,591
Plus reported stock-based
   employee compensation cost,
   net of related tax effects                      -          327            -          367
Deduct pro forma stock-based
    employee compensation cost,
    net of related tax effects                  (454)        (583)      (1,249)      (1,129)
                                           ---------    ---------    ---------    ---------
Net income - pro forma                     $   1,062    $     973    $   3,731    $   2,829
                                           =========    =========    =========    =========

Earnings per share - basic as reported     $    0.12    $    0.10    $    0.39    $    0.29
Earnings per share - basic pro forma       $    0.08    $    0.08    $    0.29    $    0.23
Earnings per share - diluted as reported   $    0.12    $    0.10    $    0.38    $    0.29
Earnings per share - diluted pro forma     $    0.08    $    0.08    $    0.29    $    0.23

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

SHORT-TERM INVESTMENTS

      We classify our short-term investments with maturities of over ninety days when purchased as available-for-sale. We record these investments at fair value and recognize interest when earned. As of March 26, 2004, our $1.5 million short-term investments have remaining maturities of less than twelve months.

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

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                       ---------------------   ---------------------
(IN THOUSANDS,                         MARCH 26,   MARCH 28,   MARCH 26,   MARCH 28,
    EXCEPT PER SHARE DATA)               2004        2003        2004        2003
-------------------------------        ---------   ---------   ---------   ---------
Numerator
    Net income                         $   1,516   $   1,229   $   4,980   $   3,591

Denominator
    Denominator for basic net
       income per share - weighted
       average shares outstanding         12,706      12,400      12,650      12,368
    Effect of dilutive stock options         326         244         387         110
                                       ---------   ---------   ---------   ---------
    Denominator for diluted net
       income per share - weighted
       average shares outstanding         13,032      12,644      13,037      12,478
                                       =========   =========   =========   =========

Basic net income per share             $    0.12   $    0.10   $    0.39   $    0.29
Diluted net income per share           $    0.12   $    0.10   $    0.38   $    0.29
                                       =========   =========   =========   =========

      Employee stock options of 1,041,001 and 959,165 for the third quarter and nine months ended March 26, 2004, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive. For the third quarter and nine months ended March 28, 2003, employee options of 936,895 and 1,087,345, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive.

2.    SIGNIFICANT CONCENTRATIONS

      Payor reimbursements from Aetna, Inc. represented approximately 19% of our revenue in the third quarter of fiscal 2004 and 20% in the nine months ended March 26, 2004. This compares to approximately 25% in the third quarter of fiscal 2003 and in the nine months ended March 28, 2003. No other private payor or single government agency represented more than 10% of our revenues.

      We signed a contract with Roche Laboratories Inc. in March 2003 to be the exclusive U.S. distributor of Fuzeon(R), its new HIV medication, during the initial twelve month progressive distribution phase. Fuzeon(R) sales contributed approximately 14% and 12% of our revenue in the third quarter of fiscal 2004 and nine months ended March 26, 2004, or $19.8 million and $49.1 million, respectively.

      We signed a three-year wholesaler agreement with Cardinal Health, a large national distributor, for the majority of our pharmaceutical purchases effective August 2003. We used McKesson Corporation, another large national distributor, for the majority of our pharmaceutical purchases in fiscal 2003 and until August 2003. Cardinal Health made up approximately 76% of our inventory purchases for the third quarter of fiscal 2004. Cardinal Health and McKesson together made up 79% in the nine months ended March 26, 2004. McKesson Corporation made up approximately 93% of our inventory purchases in the third quarter of fiscal 2003 and 92% in the nine months ended March 28, 2003. In the event that we are unable to purchase pharmaceuticals through Cardinal Health, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

      Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectible amounts. Aetna, Inc. represented approximately 10% and 16% of our gross accounts receivable balance at March 26, 2004, and June 27, 2003, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

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

5.    INCOME TAXES

      Our income tax rate was 38.0% and 29.5% for the three and nine months ended March 26, 2004, respectively. Income tax expense for the first quarter of fiscal 2004 was $0.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 38.0% for the three and nine months ended March 26, 2004.

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

      Beginning December 10, 2003, through March 26, 2004, customers of Accent Rx were served through Chronimed's mail service operations, resulting in approximately $3.3 million in revenue during the period.

      The following unaudited pro forma combined financial information is in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and is based on the respective historical financial results of Chronimed and Accent Rx, Inc. as though the business combination had been completed as of the beginning of the periods presented.

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                               ---------------------   ---------------------
(IN THOUSANDS,                 MARCH 26,   MARCH 28,   MARCH 26,   MARCH 28,
    EXCEPT PER SHARE DATA)       2004        2003        2004        2003
-----------------------------  ---------   ---------   ---------   ---------
Revenue                        $ 142,342   $ 117,115   $ 411,143   $ 335,135
Income from operations             2,300       1,689       6,036       4,417
Net income                         1,516         954       4,116       2,501

Earnings per share - basic     $    0.12   $    0.08   $    0.33   $    0.20
Earnings per share - diluted   $    0.12   $    0.08   $    0.32   $    0.20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

      The following table represents income and expense items as a percentage of revenue.

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                    ------------------------      ------------------------
                                    MARCH 26,      MARCH 28,      MARCH 26,      MARCH 28,
       FISCAL YEAR                    2004           2003           2004           2003
       -----------                  ---------      ---------      ---------      ---------
Revenue                               100.0%         100.0%         100.0%         100.0%
Cost of revenue                        89.2           87.8           88.5           87.8
                                      -----          -----          -----          -----
Gross profit                           10.8           12.2           11.5           12.2
Operating expenses
    Selling and marketing               1.0            0.8            1.0            0.8
    General and administrative          7.6            8.9            8.1            8.9
    Bad debt                            0.6            0.8            0.7            0.8
                                      -----          -----          -----          -----
Total operating expenses                9.2           10.5            9.8           10.5
Income from operations                  1.6            1.7            1.7            1.7
Interest income, net                    0.1            0.1              -            0.1
Other income                            0.1              -              -              -
Income tax expense                     (0.7)          (0.7)          (0.5)          (0.7)
                                      -----          -----          -----          -----
Net income                              1.1%           1.1%           1.2%           1.1%
                                      =====          =====          =====          =====

Revenue

      Revenue increased $30.5 million, or 27.3%, to $142.3 million in the third quarter of fiscal 2004 from $111.8 million in the third quarter of fiscal 2003. For the nine months ended March 26, 2004, total revenue increased $82.0 million, or 25.6%, to $402.3 million from $320.3 million for the same period last year.

      The increase in revenue for the quarter was due to several factors. First, sales of Fuzeon(R), a new HIV medication, contributed $19.8 million and $49.1 million in revenue in the third quarter of fiscal 2004 and nine months ended March 26, 2004, respectively. Second, we increased the number of patients served, particularly patients with HIV, organ transplants, rheumatoid arthritis, and multiple sclerosis. Third, we had higher revenue due to inflationary price increases.

      On December 9, 2003, we completed the acquisition of Accent Rx, a specialty mail service pharmacy focusing primarily on HIV/AIDS and post-organ transplant disease states. Accent Rx has been integrated into our existing mail service operations and contributed approximately $3.0 million and $3.3 million in revenue in the third quarter of fiscal 2004 and nine months ended March 26, 2004, respectively.

      The table below shows disease state revenue for the three and nine months ended March 26, 2004, and March 28, 2003, as a percentage of total revenue.

                                THREE MONTHS ENDED       NINE MONTHS ENDED
                               ---------------------   ---------------------
                               MARCH 26,   MARCH 28,   MARCH 26,   MARCH 28,
(% OF TOTAL REVENUE)             2004        2003         2004        2003
--------------------           ---------   ---------   ---------   ---------
HIV/AIDS                          55%         43%         54%         45%
Transplant                        18%         20%         18%         19%
Other disease states              27%         37%         28%         36%
                                 ---         ---         ---         ---
Total                            100%        100%        100%        100%
                                 ===         ===         ===         ===

      For the three months ended March 26, 2004, our HIV patient revenue grew approximately $30.3 million, or 63% from the same period in fiscal 2003. Revenue from Fuzeon(R) patients contributed $19.8 million to this growth. Transplant patient revenue grew approximately $3.2 million, or 14%. The remainder of our patient revenue decreased approximately $3.0 million, or 7%. Revenue from rheumatoid arthritis and multiple sclerosis patients grew significantly over the year ago quarter, offset by declines in oncology, hepatitis C, and RSV. The decrease is also partly attributed to the fiscal 2003 revenue contribution from our arrangement to manage three District of Columbia Department of Mental Health pharmacies from November 2002 through February 2003. For the nine months ended March 26, 2004, our HIV patient revenue grew approximately $72.3 million, or 50%, from the same period in fiscal 2003. Revenue from Fuzeon(R) patients contributed $49.1 million to this growth. Transplant patient revenue grew approximately $11.5 million, or 19%. The remainder of our patient revenue decreased approximately $1.8 million, or 2%. Revenue from rheumatoid arthritis and multiple sclerosis patients grew significantly over the year ago period, offset by declines in oncology, hepatitis C, and RSV. We plan to continue to expand the types of specialty pharmaceutical medications that we distribute at all of our pharmacies beyond our HIV/AIDS and post-transplant focus to include hepatitis C, rheumatoid arthritis, multiple sclerosis, and other disease states.

      Our business consists of four major payor categories. Aetna, a single large contracted payor, represented approximately 19% and 25% of revenues in the third quarters of fiscal 2004 and 2003, respectively. The decrease as a percentage of revenue is primarily due to growth of non-Aetna payors. In addition, Aetna revenue dollars decreased in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The reduction in revenue dollars is primarily due to Aetna's decision to transfer the oncology portion of our specialty pharmacy contract to another provider. This reduction is partially offset by Aetna's decision to award us exclusive distribution of bone marrow transplant medications. Aetna represented approximately 20% and 25% of revenues for the nine months ended March 26, 2004, and March 28, 2003, respectively, due to growth in non-Aetna payors. Aetna revenue dollars remained relatively flat for the nine months ended March 26, 2004, compared to the same period last year. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the three and nine month periods ended March 26, 2004, and March 28, 2003. The approximate mix of our third quarter fiscal 2004 and nine months ended March 26, 2004, total revenue across the remaining three payor categories is as follows: Medicaid and other state programs including State of Indiana programs, 37% and 34%, respectively; Medicare, the federal program which covers many organ transplant recipients, 7% and 7%, respectively; and all other payors, 37% and 39%, respectively. Beginning in October 2003, a State of Indiana government-sponsored payment program for HIV positive and other high-cost individuals reduced its reimbursement rate. This payor represented approximately 3% of our revenues, and the rate change impacted our revenue and gross margin by approximately $0.6 million and $1.2 million in the third quarter of fiscal 2004 and nine months ended March 26, 2004, respectively.

      Chronimed has noted that Aetna is exploring options with respect to the specialty pharmacy network. Although Aetna has not indicated publicly or communicated to Chronimed any decision on this matter, it is possible that a final decision may not include Chronimed as a specialty pharmacy provider. If Aetna reaches this conclusion, the Company does not believe the decision will impact Chronimed's financial results before the end of the June 2004 fiscal year. The Company also believes that both organic growth and acquisitions in an active pipeline of opportunities would offset much if not all of the negative earnings impact from a loss of the Aetna contract. Overall, Chronimed expects that revenue and earnings would grow in fiscal 2005 against expected fiscal 2004 results even if the Aetna contract was cancelled in December 2004, when it is currently set to expire.

      For the three months ended March 26, 2004, our retail distribution channel accounted for approximately 56%, or $80 million, of our revenue. Our retail pharmacies had same-store-growth of 26.3% or $16.6 million in the third quarter of fiscal 2004 compared to the same quarter last year. For the three months ended March 26, 2004, our mail service distribution channel accounted for approximately 44%, or $62 million, of our revenue. Mail service revenue grew 34.7%, or $16.0 million, due to HIV and Fuzeon(R).

      Our one-year exclusive contract with Roche Laboratories Inc. to distribute Fuzeon(R) ended April 26, 2004. We expect our Fuzeon(R) product revenue to decline in our fourth quarter and likely into fiscal 2005 because of the expanded distribution network for Fuzeon(R) beginning after April 26, 2004.

Cost of Revenue and Gross Profit

      Total gross profit dollars increased $1.8 million, or 13.0%, to $15.4 million in the third quarter of fiscal 2004 from $13.6 million in the third quarter of fiscal 2003 due to the increase in revenue. For the nine months ended March 26, 2004, total gross profit dollars increased 17.6% to $46.1 million from $39.2 million for the same period last year. The dollar increase in gross profit was due to revenue growth from Fuzeon(R) and new HIV and transplant patients. Third quarter gross margins as a percentage of revenue decreased to 10.8% in fiscal year 2004 from 12.2% in fiscal year 2003. Gross margins decreased to 11.5% for the nine months ended March 26, 2004, from 12.2% for the same period last year. The expected decline in gross margin rate was due primarily to the reduction in Medicare transplant reimbursement rates beginning January 2004, lower-than-average margin rates from Fuzeon(R), and the October 2003 reduction in the reimbursement rate from a State of Indiana government-sponsored HIV program.

      Aetna represented approximately 14% and 18% of our gross profit for the three months ended March 26, 2004, and March 28, 2003, respectively. Year-to-date, Aetna represented approximately 14% and 17% of our gross profit for the nine months ended March 26, 2004, and March 28, 2003, respectively. The October 2003 reduction in the State of Indiana government-sponsored program's reimbursement rate lowered our revenue and gross margin by approximately $0.6 million and $1.2 million in the third quarter of fiscal 2004 and nine months ended March 26, 2004, respectively.

      We expect continuing downward pressure on our gross margins from Medicare and our state Medicaid business. The Medicare Prescription Drug Improvement and Modernization Act, signed in December 2003, contained a reduction in reimbursement for transplant medications provided to patients covered under Medicare Part B. Effective January 1, 2004, the reimbursement reduction was approximately 10% on all Medicare-covered transplant medications. The negative impact of this Medicare reimbursement reduction to us may be partly offset by generic drug substitution and changes in our transplant service offering to Medicare Part B participants. The net impact on operating income was approximately $1.0 million in the third quarter ending March 26, 2004, and is expected to be approximately the same in our fiscal fourth quarter.

Operating Expenses

      Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, human resources) and direct G&A expenses (division management, customer service, billing, pharmacy fulfillment).

Selling and Marketing Expenses

      Our selling and marketing expenses in the third quarter of fiscal 2004 increased $0.6 million, or 78.6%, to $1.4 million from $0.8 million in the third quarter of fiscal 2003. Selling and marketing expenses as a percentage of revenue increased to 1.0% in the third quarter of fiscal 2004 compared to 0.8% in the third quarter of fiscal 2003. For the nine months ended March 26, 2004, our selling and marketing expenses increased $1.5 million, or

53.6%, to $4.2 million from $2.7 million for the same period last year. As a percentage of revenue, selling and marketing expenses increased to 1.0% for the nine months ended March 26, 2004, from 0.9% for the same period last year. In the fourth quarter of fiscal 2003, we redefined our sales and marketing strategy to focus more on specific diseases and increased our sales force resulting in higher payroll expenses and travel expenses for the nine months ended March 26, 2004, compared to the same periods last year.

General and Administrative Expenses

      Our general and administrative expenses increased $0.8 million, or 8.0%, to $10.8 million in the third quarter of fiscal 2004 from $10.0 million in the third quarter of fiscal 2003. As a percentage of revenue, general and administrative costs decreased to 7.6% from 8.9% reflecting a leveraging of G&A expenses on growing sales. For the nine months ended March 26, 2004, our general and administrative expenses increased $4.0 million, or 13.9%, to $32.5 million from $28.5 million for the same period last year. As a percentage of revenue, general and administrative expenses decreased to 8.1% for the nine months ended March 26, 2004 from 8.9% for the same period last year. The dollar increase for the nine months ended March 26, 2004, was due in part to expense growth of approximately $1.8 million in customer service and pharmacy fulfillment related to patient and revenue growth, $0.4 million investment in business development, $0.3 million in consulting fees incurred in preparation for compliance with
Section 404 of the Sarbanes-Oxley Act, $0.2 million in higher insurance premiums, and an additional $0.2 million charge as part of a tentative settlement related to certain reimbursement claims submitted to the District of Columbia Medicaid between January and April 2000.

Bad Debt

      Our bad debt expense decreased $0.1 million to $0.8 million in the third quarter of fiscal 2004 from $0.9 million in the third quarter of fiscal 2003. Bad debt as a percentage of revenue decreased to 0.6% for the third quarter of fiscal 2004 from 0.8% for the third quarter of fiscal 2003 reflecting continued efficiencies in our collection practices. For the nine months ended March 26, 2004, our bad debt expense increased $0.3 million, or 12.3%, to $2.7 million from $2.4 million for the same period last year. Bad debt expense as a percentage of revenue for the nine months ended March 26, 2004, decreased to 0.7% from 0.8% for the nine months ended March 28, 2003. The allowance for bad debt expense was approximately $4.5 million as of March 26, 2004, and June 27, 2003. The bad debt reserve decreased to 9.3% of trade receivables as of March 26, 2004, from 10.1% of trade receivables as of June 27, 2003, due to improved agings and lower write-off experience. We expect our future bad debt expense to continue at levels below 1.0% of revenue.

Interest Income

      Interest income, net of interest expense, remained fairly consistent between the third quarter of fiscal 2004 and fiscal 2003 and totaled approximately $0.2 million for each of the nine months ended March 26, 2004, and March 28, 2003. Interest income resulted from current cash balances while having no outstanding borrowings on our line of credit.

Other Income

      We recorded approximately $0.1 million other income for payment on a fully reserved note receivable in the third quarter of fiscal 2004 and $0.15 million for the nine months ended March 26, 2004.

Income Taxes

      Our income tax rate was 38.0% and 29.5% for the three and nine months ended March 26, 2004, respectively. Income tax expense for the first quarter of fiscal 2004 was $0.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 38.0% for the three and nine months ended March 26, 2004. Looking forward to the remainder of fiscal 2004, we expect our combined Federal and State tax rate to approximate 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 26, 2004, we had $53.6 million of working capital compared to $51.7 million as of June 27, 2003. During the nine-month period ended March 26, 2004, we used $0.8 million of cash for operating activities primarily due to an increase in accounts receivable and inventory. Our accounts receivable increased $4.4 million due to an increasing sequential-quarter revenue growth, net of an improving days sales outstanding (DSO) rate. Our DSO improved to 29 days at March 26, 2004, from 34 days at June 27, 2003. We continue to experience a delay in the final $2.1 million payment from the District of Columbia Department of Mental Health that we do not expect to result in bad debt. We expect our DSO to remain at or near to the current DSO level for the remainder of fiscal 2004. We used a net $0.6 million in cash to decrease accounts payable, due primarily to shorter payment terms with our new pharmaceutical wholesaler. The average days of inventory on hand of 8 days at March 26, 2004, was consistent with average days on hand at June 27, 2003. We used $2.2 million to finance inventory required to support our business growth. We expect our inventory to perform at or near to the current days on hand for the remainder of fiscal 2004.

      We used approximately $7.4 million of cash in investing activities during the nine-month period ended March 26, 2004, consisting of $4.2 million for the purchase of Accent Rx, a mail service specialty pharmacy, $1.5 million in purchases of short-term investments, and $1.7 million for leasehold improvements, furniture, equipment, and computer hardware and software.

      We had no outstanding borrowings as of March 26, 2004 and June 27, 2003. Shareholders' equity as of March 26, 2004, and June 27, 2003, was $91.6 million and $85.5 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of March 26, 2004, and June 27, 2003, were $57.2 million and $55.3 million, respectively. As of March 26, 2004, we have a secured line of credit totaling $30 million. We had no borrowings under our line of credit during the three and nine months ended March 26, 2004. We are in compliance with the debt covenants of the line of credit. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 3.05% at March 26, 2004). The line of credit expires in April 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to interest rate risk primarily through our short-term investments and our borrowing activities under our line of credit discussed in
Item 2 of this report. A 10% change in interest rates would not have a significant effect on our interest income based our short-term investments balance as of March 26, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments in legal proceedings involving Chronimed Inc. or its subsidiaries during the fiscal quarter ended March 26, 2004. See also the Company's report on Form 10Q for the period ended December 26, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

      b)    Reports on Form 8-K

                  A Current Report on Form 8-K with a report date of January 28,
            2004, was filed during the third quarter of fiscal 2004 to provide the full text of the second quarter financial results press release dated January 28, 2004.

                  A Current Report on Form 8-K/A with a report date of December
            9, 2003, was filed during the third quarter of fiscal 2004 to report the Accent Rx acquisition, the financial statements of the business acquired, and pro forma financial information.

      SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHRONIMED INC.

Dated: May 5, 2004                         By /s/ Henry F. Blissenbach
                                              ----------------------------------
                                              Henry F. Blissenbach
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Dated: May 5, 2004                            /s/ Gregory H. Keane
                                              ----------------------------------
                                              Gregory H. Keane
                                              Vice President, Chief Financial
                                              Officer and Treasurer (Principal
                                              Financial and Accounting Officer)