Form 10-K
period 2004-07-02
CHRONIMED INC
filed 2004-09-14
CIK 883813

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 2, 2004

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ].

            The aggregate market value of the voting and non-voting common equity of Chronimed Inc. held by non-affiliates as of close of business on December 26, 2003, was approximately $107 million based on the closing price of $8.44 per share reported on the NASDAQ National Market System. The number of shares of Common Stock outstanding as of December 26, 2003, was 12,680,595.

            The number of shares of Common Stock outstanding as of August 31, 2004, was 12,822,940.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

            This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events, or trends and similar expressions concerning matters that are not historical facts or that depend upon future events. In some cases you can identify these forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and similar expressions. You should read statements that contain these words carefully for the following reasons:

      -     the statements discuss our future expectations;

      - the statements contain projections of our future earnings or of our financial condition; and

      -     the statements state other forward-looking information.

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

ITEM 1. BUSINESS

GENERAL

            Chronimed Inc. ("Chronimed" or the "Company"), a specialty pharmacy services provider, distributes prescription drugs, coordinates customer benefits, and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and conditions treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes.

            We distribute prescription drugs nationally through our Chronimed mail service and our StatScript Pharmacy retail stores. All sales are attributed to and all assets are located in the United States.

            Our specialty medications are expensive (ranging from $3,000 to $25,000 per individual per year, with some up to $150,000 per year), often need refrigerated packaging, may require overnight delivery, and are usually part of a complex treatment regimen. These are all reasons these medications are not routinely stocked in traditional mail and retail pharmacies.

            Our services are most effective for individuals who:

            - have conditions that are generally not being served by traditional pharmacies because their conditions occur in less than one percent of the nation's population;

            - require high-cost, complex medications that are not always available through traditional mail and retail pharmacies and the majority of which must be taken for the rest of the patient's life;

            - require treatment by pharmacists with advanced knowledge about the patient's condition;

            - require a significant amount of self-management and ongoing education and where patient compliance is critical for improving clinical and economic outcomes; and

            - have complex reimbursement characteristics requiring payment submissions to primary, secondary and tertiary payors. We coordinate the benefits of our customers in order to simplify their lives and reduce the out of pocket expenses they must fund while payors process their reimbursement paperwork.

            Our key relationships are with:

            - Patients: We provide a confidential, convenient, competitively priced source of prescription drugs, counseling, therapy management, and a variety of educational materials to help the patient achieve maximum control over his or her condition. Educating patients, improving patient compliance, and increasing provider support favorably affect clinical outcomes and decrease the long-term costs of care. Our patient-oriented services include: counseling by highly trained registered pharmacists, nurses, and internally certified patient specialists; the provision of educational materials; compliance monitoring; therapy management; insurance billing; refill reminders; 24-hour pharmacist availability; automated reorder capabilities; and timely shipments to patients' homes, workplaces, physicians' offices, and treatment facilities.

            - Physicians and Healthcare Providers: We believe our expertise makes us a valuable partner for physicians and other healthcare providers working with patients experiencing complex chronic health conditions. We have developed relationships with several treatment centers, foundations, and medical associations that specialize in the treatment or support of individuals with specific chronic conditions. Through these relationships, we are able to provide our services to a large number of individuals with chronic conditions and the healthcare specialists treating them. We handle the individuals' pharmacy needs, we carry the specialized inventory, and we manage the payor and patient billing, all designed to free up time for the physician.

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

            - Payors: Managed care plays a significant role in the provision of healthcare in the United States and a significant number of our patient referrals come from contracted third-party payors and the government. These payors benefit from our services because our experience in managing specific patient groups allows us to reduce an individual's health care costs effectively.

            We work directly with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for individuals living with chronic conditions.

            Chronimed was founded in 1985 as a Minnesota corporation and has been publicly traded on the NASDAQ National Market since 1992 under the ticker symbol CHMD.

            We make available free of charge, through our Internet website at www.chronimed.com under the "Investor Relations" caption. our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

            In this Form 10-K, fiscal 2004 refers to our fiscal year ended July 2, 2004, which includes 53 weeks. Fiscal 2003, fiscal 2002, fiscal 2001, and fiscal 2000 refer to our fiscal years ended June 27, 2003, June 28, 2002, June 29, 2001, and June 30, 2000, respectively, each of which represents 52 week years.

RECENT EVENTS

            On August 9, 2004, we announced that the boards of directors of Chronimed Inc. and MIM Corporation (Nasdaq: MIMS - News) had unanimously approved a strategic merger and that the companies had signed a definitive merger agreement. The combined company, which will be named BioScrip Inc., will have broad disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a solid PBM platform. Based on financial results reported by Chronimed and MIM Corporation for the twelve month periods ended June 30, and July 2, 2004, respectively, the two companies generated combined revenues of approximately $1.1 billion and pretax income of $20.9 million. Upon consummation of the merger, each Chronimed shareholder will receive 1.025 MIM shares for each Chronimed share held. MIM expects to issue approximately 13.5 million shares to Chronimed shareholders in the merger. Following the merger, Chronimed shareholders would own approximately 37% of the new company and MIM shareholders will own approximately 63%. The transaction is being structured as a tax-free reorganization for both companies and their respective shareholders. The closing of the merger is subject to approval of both companies' shareholders and is expected to occur in December 2004.

            On August 2, 2004, Aetna announced their intention to form a jointly owned specialty pharmacy business with Priority Healthcare. This jointly owned business is expected to be operational by the third quarter of calendar year 2005. As a result of this announcement, we expect a significant reduction in sales volume with Aetna to occur in our fiscal first quarter of 2006. Aetna accounted for approximately 20% of total company revenue in fiscal 2004.

BUSINESS STRATEGY

            We believe that we have a competitive advantage because we are focusing our business resources on specific conditions and because we possess both mail and retail distribution capabilities to serve our patients, physicians, manufacturers, and payors. By focusing on a specific condition such as HIV/AIDS, we have been able to build a leading market share position by utilizing both our StatScript retail stores and mail service distribution platform to best serve the customer. We also build a significant knowledge base that spans both the clinical area as well as the reimbursement area with the goal to provide the customer with a complete pharmacy services solution. We continue to enhance our service offering by developing customized therapy management programs to improve the overall quality of life of our customers. We have taken a similar approach with our second largest condition - serving individuals who have received an organ transplant. We believe that building a comprehensive program around specifically identified conditions gives us a competitive advantage in the marketplace. We are able to provide more in-depth clinical expertise by focusing on a select group of conditions.

            It is our goal to hold the first or second market share position in each of the specific conditions we select. We plan to achieve this through our world class distribution platform, condition specific clinical expertise, and specifically designed therapy management programs. We expect to continue to add to our key conditions in a systematic manner. We believe this approach will drive the long-term growth and positioning of our overall business.

            We are committed to improving operating efficiencies and being a low cost provider through increased investment in technology and process improvements. Virtually all of our 32 facilities have the capacity to handle more business without adding considerable resources.

            In order to obtain pharmaceutical manufacturer contracts, we must provide additional services beyond our excellent drug distribution platform. We intend to further enhance our capabilities and differentiate ourselves from competitors by developing condition specific therapy management programs. Aspects of therapy management including patient education, nurse lines, 24-hour emergency access to a pharmacist, outgoing calls to patients and physicians, compliance assurance, and outcomes analysis are part of the contract-winning process.

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

            Finally, we believe that acquisitions will play an important role in building our business, particularly where the acquisition target can add depth in new or underserved chronic disease categories and geographic markets. We will be seeking acquisition opportunities to strengthen our position in specifically targeted conditions. In accordance with this acquisition strategy, we entered into an Agreement and Plan of Merger to combine MIM Corporation and Chronimed on August 9, 2004. The merger is subject to shareholder approval and other customary conditions. The combined entity is expected to, among other things,
(i) add two key product lines to Chronimed's current product portfolio - IVIG and a full range of oncology products; (ii) create a larger and more efficient sales process through expanded disease capabilities, Chronimed's StatScript community-based pharmacies, broader payor contract coverage and more expansive pharmaceutical manufacturer relationships; and (iii) create significant growth opportunities based on Chronimed's position in the market as the leading distributor of HIV and post-organ transplant medications in the United States, MIM's experience in the pharmacy benefit management or PBM industry and the combined sales force of Chronimed and MIM. See the section entitled "Recent Events" above for a description of the merger.

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

            The Centers for Disease Control and Prevention (CDC) estimate that as many as one million people in the U.S may be living with HIV/AIDS (HIV/AIDS Surveillance Report Vol. 14). Approximately 40,000 people are newly infected each year in the U.S. AIDS caused over 16,000 deaths in the U.S. in 2002.

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

            In March 2003, a new class of HIV/AIDS medication was introduced in Fuzeon(R), an injectable drug that prevents HIV from invading white blood cells. While a breakthrough medication with life-extending potential, it also increased the cost of treating HIV/AIDS by up to $25,000 per year and added another complicating factor in the regimen due to the complex procedures for preparation and administration of the drug. As the exclusive distributor for Fuzeon(R) during fiscal 2004, we distributed Fuzeon(R) through our mail service operations. When the exclusivity period expired, we began distributing Fuzeon(R) through our StatScript retail stores as well as through our mail service operations.

            We began to serve people with HIV/AIDS through our StatScript Pharmacy retail chain in 1996. Prescriptions for these patients now account for more than 50% of Chronimed's overall volume and revenue. Our stores are very different from traditional retail pharmacies. They are designed to provide medications and professional guidance and advice to patients in a comfortable, relaxed, and confidential environment. StatScript Pharmacies dispense all the medications used to treat HIV/AIDS including Fuzeon(R), and keep these items in inventory at all times. Patients know that StatScript Pharmacy locations will have what they need, when they need it. Our pharmacists are specially trained and certified in HIV/AIDS treatment and work very closely with the HIV/AIDS doctors and other caregivers in their areas.

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

            ORGAN TRANSPLANT

            According to the United Network for Organ Sharing, as of July 2004 approximately 175,000 people were living with transplanted organs. During the period January 2004 through May 2004, 10,869 transplants were performed in the U.S., up from 10,489 in the same period last year, and 86,586 people are currently waiting for a transplant, up from 82,735 a year ago.

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

            We have been serving people with organ transplants since 1990. We provide medications through both our mail service pharmacies and our community-based StatScript Pharmacy retail chain. Our pharmacists and support staff provide a "high-touch" program focused on optimizing the patients' therapeutic outcome. We incorporate tools to enhance adherence and persistence with the complex medication regimens, including monthly telephone or e-mail refill reminders and routine telephone calls to monitor potential medication problems.

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

            Hepatitis C. According to the US Department of Health and Human Services in 2004, almost 4 million Americans may be infected with the hepatitis C virus (HCV), of whom 2.7 million are chronically infected. Each year, there are about 35,000 new cases of acute hepatitis C. HCV attacks the liver and can cause long-term renal illnesses such as infection, cirrhosis, and cancer. According to the National Institutes of Health, HCV is the leading cause of liver transplantations in the United States and accounts for 10,000 to 12,000 deaths per year.

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

PRODUCT DISTRIBUTION

            We distribute our products through 32 distribution facilities. This includes mail service facilities located in Minnesota, California, Texas, Tennessee, and Florida and our nationwide StatScript Pharmacy retail chain, which consists of 28 company-owned, community pharmacies.

            MAIL SERVICE

            We provide a full-service mail service pharmacy to our patients. We routinely carry over 4,000 brand name and generic prescription drugs in inventory, which we distribute directly to the patients and physicians through our centralized mail service system. What makes us different from traditional retail and mail service pharmacies is that we stock hundreds of hard-to-find, specialty items at all times. These include blood factor products for hemophilia, all self-administered biotech injectables, and drugs used for HIV/AIDS and solid organ transplants. We believe that we can distribute these specialty products with considerably higher levels of service at a competitive price in comparison to local and national retail pharmacies. Cost savings are accomplished through our distribution of a high volume of relatively less common products and efficient processing of specialty products unfamiliar to many retail pharmacists. Patients benefit from the convenience and dependability of having products delivered directly to their homes and, in many cases, at lower initial out-of-pocket costs than they might obtain from other sources. We maintain toll-free telephone numbers and automated and online capabilities for patients to place orders. We primarily ship orders to patients by FedEx or UPS to ensure prompt delivery.

            We have recently expanded and redesigned our primary mail service facility in Minnetonka, Minnesota to meet the Federal Drug Administration's current Good Manufacturing Practice (cGMP) standards for drug distribution. Our new facility is secured and temperature-controlled, and all operational aspects are documented to meet cGMP requirements. We also installed a motorized conveyor system and automated prescription dispensing equipment to enhance the speed and efficiency by which we distribute and process prescription orders. These improvements allow us to handle significantly higher volumes in our current location. We are able to distribute any product as needed by specialty medication manufacturers or product distributors.

            Revenue from our mail service distribution channel is derived from the sale of biotech injectable medications, immunosuppressive drugs for organ transplant recipients, and HIV/AIDS medications. Patients using the service may pay cash, have standard indemnity coverage, be Medicare or Medicaid beneficiaries, or have a pharmacy benefit defined by their managed care health plan. In fiscal 2004, mail service accounted for 43% of our revenue.

            COMMUNITY PHARMACIES

            Our StatScript community pharmacies give us a significant national presence in the retail marketplace. Our StatScript Pharmacy retail chain is the market leader in providing prescription drugs to people with HIV/AIDS. StatScript pharmacies support HIV/AIDS patients through physician referrals, patient education, complete patient tracking, therapy management and interaction with community service organizations. Our revenue growth in this business comes from the continued rollout of new combination drug therapies of protease inhibitors and nucleoside, nucleotide, and non-nucleoside reverse transcriptase inhibitors, as well as the new fusion inhibitor, Fuzeon(R), introduced in March 2003 by Roche and Trimeris. Future revenue growth may also be generated from pharmacy acquisitions, pharmacy openings, and increased patient volumes at existing stores.

            We also distribute organ transplant drugs through our localized retail StatScript pharmacies in order to better meet the needs of transplant patients and transplant centers. Transplant medications sometimes require same-day delivery, and our local StatScript pharmacies offer an efficient, practical solution to meet this need. We also have been using our StatScript pharmacies to distribute biotech injectable medications, particularly for hepatitis C. In fiscal 2004, StatScript sales accounted for 57% of our revenue.

            As of July 2, 2004, the StatScript chain consisted of 28 pharmacies located in: Atlanta, Boston, Chicago, Dallas, Ft. Lauderdale, Houston (two locations), Indianapolis (two locations), Kansas City, Las Vegas, Los Angeles, Miami Beach, Milwaukee, Minneapolis, Memphis, New York City, Orlando, Philadelphia, San Diego, San Francisco, Seattle, St. Louis, St. Petersburg, Tampa, Washington, D.C., West Hollywood, and West Palm Beach.

THERAPY MANAGEMENT

            Chronimed provides a range of clinical services designed to educate patients about their condition, support therapy compliance, and keep patients healthier. These services include 24-hour emergency access to a pharmacist, patient counseling, educational material development and distribution, and automated order and refill reminder calls. As a supporting strategy to our disease-based business model, during fiscal 2004, we introduced uniquely designed programs for individuals living with hepatitis C, organ transplant, and HIV/AIDS. In addition to our traditional services, we will be providing regularly scheduled nurse counseling calls to patients and providing them and their physicians with customized therapy progress reports. Managing patient compliance to physician prescribed regimens helps avoid additional therapy and costly medical procedures and hospitalizations due to treatment failure, thereby improving outcomes and reducing the overall costs of managing these conditions.

MANUFACTURER RELATIONSHIPS AND SERVICES

            Developing relationships with drug manufacturers is a key element of our business strategy. Our objective is to identify those manufacturers who are developing drugs having product or market characteristics that could benefit from our specialized distribution and service model. Our goal is to educate those manufacturers about the value of the services we provide, and by doing so, gain access to these drugs on a preferred basis.

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

            In fiscal 2004, Aetna, Inc. and its affiliates ("Aetna") accounted for approximately 20% of our revenue. We entered into a Specialty Pharmacy Mail Service Vendor Agreement with Aetna effective May 1, 2000. Our Agreement had an initial term of three years and it was renewed effective May 1, 2003 until December 31, 2004. On August 2, 2004, Aetna announced its intention to jointly form a specialty pharmacy business with Priority Healthcare. This new business is expected to be operational by the third quarter of calendar 2005. As a result, we are expecting revenue volume to remain at fiscal 2004 levels until this new facility becomes operational and then .to be significantly reduced.

            Other than Aetna, no private payor accounts for 10% or more of our revenue. In fiscal 2004, approximately 42% of our revenue came from governmental programs, primarily Medicare (a federal program) and Medicaid (numerous state programs). The loss of a significant payor, including Aetna, or a significant reduction in their rates of reimbursement, could have a material adverse effect on our business and results of operations.

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

SALES AND MARKETING ACTIVITIES

            We have structured our sales organization around our specifically identified disease conditions. We employ approximately 25 sales professionals to call on payors, physicians, case managers, and manufacturers. Our local pharmacists also call on physicians and other key influencers to grow the StatScript business. We have four primary sales directives:

            - Our HIV sales personnel are located in the high population areas for HIV positive patients. They call physicians, AIDS service organizations, and other key influencers.

            - Our transplant sales personnel call primarily on transplant centers and secondarily on transplant case managers.

            - Our biotech injectables sales personnel call on high prescribing physicians in specific disease areas. Our current focus is on rheumatoid arthritis and hepatitis C prescribers.

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

            Effective August 2003, we signed a three-year wholesaler agreement with Cardinal Health, a national drug distributor, to supply pharmaceuticals for our pharmacies replacing McKesson Corporation. This supplier made up 79% of our operations inventory purchases for fiscal 2004. During fiscal 2003, we used McKesson Corporation to supply pharmaceuticals for our pharmacies. This supplier made up 89%, and 92%, of our operations inventory purchases for fiscal 2003 and 2002, respectively. We also aggressively pursue programs with manufacturers and group purchasing organizations to lower our drug acquisition costs.

            In March 2003, Chronimed signed a one year agreement, which expired in April 2004, with Roche to be the exclusive distributor of Fuzeon(R), a new injectable HIV/AIDS medication developed by Roche and Trimeris. We regularly purchased Fuzeon(R) directly from Roche during the exclusivity period. When the exclusivity expired, we began purchasing Fuzeon(R) through our regular wholesales arrangement with Cardinal.

INFORMATION SYSTEMS

            Our mail service operations include an automated call center and a fully integrated information system. The real time information system provides our customer service representatives with the necessary on-line information to serve patients, caregivers, and providers including product purchase histories, payor billing and account balances, inventory levels, and co-payment requirements. Mail service distribution sites are fully integrated and built around an order management process using inventory control, purchasing, shipping, and receiving functions. Our mail operation telephone system has an automatic call distribution capability utilizing the latest advances in skills-based call routing to distribute incoming calls to customer service representatives. We are linked to key customers for eligibility verification and electronic claims submission.

            Over 40% of new prescriptions are received by fax from providers. These faxes are received into our e-mail system, where they are electronically date- and time-stamped and stored. An automated response is generated and sent back to the sender to confirm that we received their fax into our system. Faxes can be immediately reproduced as needed.

            We also offer internet re-ordering capabilities for our existing customers directly through our automated secure web site at www.chronimed.com. The web site provides them with convenient electronic confirmation messages and tracking numbers for their shipped orders. We expect that the proportion of transactions conducted by electronic commerce will increase each year.

            The retail operation combines a centrally controlled host which is linked to each store. The host provides corporate with the ability to monitor volume, productivity, and profitability across all the StatScript locations. To improve the customer service and increase productivity, the store systems integrate automation and workflow to provide prescription processing, claims adjudication, point of sale, and inventory management. Implementation of a new retail pharmacy system, originally planned for fiscal 2003 and then delayed to the second half of fiscal 2004, has been indefinitely delayed. The delay is due to a software release problem from the vendor.

COMPETITION

            The distribution of specialty prescription drugs is a highly competitive business. The specialty pharmacy industry is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of our current and potential competitors include specialty pharmacy distributors such as Accredo Health Inc., Caremark Rx, Priority Healthcare Corporation, and PharmaCare (a division of CVS Corporation), national wholesale drug distributors which operate their own specialty distribution businesses such as Amerisource Bergen Corporation, Cardinal Health, Inc. and McKesson Corporation, retail pharmacies, specialty pharmacy divisions of pharmacy benefit managers such as Cura Script which was acquired by Express Scripts, institutional pharmacies, hospital-based pharmacies, and home infusion therapy companies. We compete on the basis of service quality, convenience, product availability, price, and reputation. Some of our competitors are larger than we are and have significantly greater financial, technical and managerial resources. Despite the presence of significant competitors in each of our lines of business, we believe that only a very few competitors offer a similar combination of mail service and retail specialty pharmacy distribution in the conditions we serve. Nonetheless, there can be no assurance that competitive pressures will not have a material, adverse effect on our business.

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

EMPLOYEES

            As of July 30, 2004, we employed 403 full-time and 21 part-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a competitive labor market due to our competitive compensation and benefits, and our rewarding work environment. None of our employees are represented by a labor union, and we believe that our employee relations are good.

SEASONALITY

            Chronimed's sales do not reflect any significant degree of seasonality.

ANNUAL MEETING AND RECORD DATES

            An annual meeting date will be announced at a later time and only if the merger with MIM Corporation is not completed.

ITEM 2. PROPERTIES

            Our properties provide a suitable work environment for our employees and the necessary productive capacity to distribute our products and services. We currently lease all of our properties. These properties are described below.

      FUNCTIONS                         LOCATIONS                SIZE               LEASE TERM
      ---------                         ---------                ----               ----------
                                                             (SQUARE FEET)
Corporate office and                Minnetonka, MN               62,000         Through March 31, 2005
mail service pharmacy,
including
customer service and
distribution

Retail and mail service             California, Florida         Various         Expire over periods
specialty pharmacies                Georgia, Illinois,            up to         extending to June,
                                    Indiana, Massachusetts,       7,500         2010
                                    Minnesota, Missouri,
                                    Nevada, New York,
                                    Pennsylvania,
                                    Tennessee, Texas,
                                    Washington,
                                    Washington D.C.,
                                    Wisconsin

ITEM 3. LEGAL PROCEEDINGS

            Subsequent to July 2, 2004, a legal action was commenced on August 16, 2004 in Hennepin County District Court in Minneapolis, Minnesota against Chronimed and its Board of Directors relating to the merger. The plaintiff alleges, among other things, that Chronimed's Board of Directors breached fiduciary duties owed to Chronimed's shareholders in structuring the terms of the pending merger with MIM Corporation in a manner that is favorable to defendants and unfair and harmful to Chronimed's shareholders. The plaintiff in that action seeks to have the court certify his individual action as a class action on behalf of a class of Chronimed shareholders. The plaintiff in the action seeks relief:

      - declaring that the action is properly maintainable as a class action;

      - declaring that the merger agreement was entered into in breach of defendant's fiduciary duties and is therefore unlawful and unenforceable;

      - enjoining the consummation of the merger unless and until Chronimed adopts and implements a procedure or process to obtain the highest possible price for shareholders;

      - directing defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Chronimed's shareholders;

      -     rescinding, to the extent already implemented, the merger;

      - imposing a constructive trust, in favor of plaintiff, upon benefits improperly received by defendants as a result of their wrongful conduct;

      - awarding costs and disbursements, including attorneys' and experts' fees;

      - granting such other and further relief as the court deems appropriate.

            While there is no assurance that Chronimed will prevail, Chronimed believes that the action is without merit and intends to vigorously defend against it. An unfavorable outcome in the legal action could delay or prevent completion of the merger.

            On June 15, 2001, a putative class action lawsuit captioned Judith Barclay v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against us and certain of our current and former officers. The Complaint alleges that we and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were filed and the nine lawsuits were consolidated into a single class action case. On July 11, 2003, the Company and plaintiffs agreed to settle the case and all claims. The settlement was approved by the court on June 21, 2004. The $2.2 million settlement amount is being fully funded by Company insurance.

            We have been engaged in discussions with the United States Attorney for the District of Columbia regarding certain claims for reimbursement we submitted to DC Medicaid between January and April 2000. The U.S. Attorney has asserted that these claims were a result of an attempt by a DC resident to defraud the Medicaid system and divert pharmaceuticals. We have denied wrongdoing. We have reached a tentative settlement of the government's claims, which would result in a repayment of $475,000, for which we are fully reserved. Negotiations regarding a formal settlement agreement are ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

            Our Common Stock, $.01 par value per share, is currently traded on the NASDAQ National Market System. The following table sets forth the quarterly high and low closing transaction prices as reported by NASDAQ for the years ended June 27, 2003, and July 2, 2004.

FISCAL YEAR 2003                             HIGH                LOW
---------------------------------------------------------------------
First Quarter                               $ 5.10              $4.41
Second Quarter                                6.11               4.79
Third Quarter                                 8.80               5.82
Fourth Quarter                               10.15               7.66

FISCAL YEAR 2004                             HIGH                LOW
---------------------------------------------------------------------
First Quarter                              $ 12.11             $ 8.67
Second Quarter                                9.65               7.99
Third Quarter                                 9.95               7.58
Fourth Quarter                                8.15               6.51

NUMBER OF SHAREHOLDERS OF RECORD

            The number of shareholders of record of our Common Stock as of August 31, 2004, was approximately 378. The number of beneficial owners of our Common Stock was approximately 4,500 as of the same date.

DIVIDENDS

            We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data, as of and for the fiscal years ended, as listed below, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K or previously filed with the SEC. The information set forth below is not necessarily indicative of the results of future operations.

                                                     JULY 2,      JUNE 27,      JUNE 28,      JUNE 29,      JUNE 30,
                FINANCIAL RESULTS                     2004         2003           2002          2001          2000
     (IN THOUSANDS, EXCEPT PER SHARE DATA)         (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
---------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 559,964     $ 435,713     $ 397,437     $ 297,925     $ 222,497
Gross profit                                          62,929        53,122        47,732        35,693        36,891
Selling, general and administrative expense          (49,007)      (42,191)      (42,370)      (34,327)      (33,352)
Bad debt expense                                      (3,961)       (3,204)       (3,504)       (7,140)       (7,154)
Income (loss) from continuing operations               9,961         7,727         1,858        (5,774)       (9,115)
Interest income (expense), net                           228           311           104           568          (191)
Other income (loss)                                      150             -         3,906        (1,837)            -
Income tax (expense) benefit                          (3,328)       (3,053)       (2,131)        2,585         3,398
Net income (loss) from continuing operations           7,011         4,985         3,737        (4,458)       (5,908)
Income from discontinued operations, net of tax            -             -             -        15,235         1,840
                                                   ---------     ---------     ---------     ---------     ---------
 Net income (loss)                                 $   7,011     $   4,985     $   3,737     $  10,777     $  (4,068)
                                                   =========     =========     =========     =========     =========
Diluted earnings (loss) per share:
Income (loss) from continuing operations           $    0.54     $    0.40     $    0.30     $   (0.37)    $   (0.49)
Income from discontinued operations                        -             -             -          1.25          0.15
                                                   ---------     ---------     ---------     ---------     ---------
 Net income (loss) per share                       $    0.54     $    0.40     $    0.30     $    0.88     $   (0.34)
                                                   =========     =========     =========     =========     =========

Weighted average shares outstanding -- diluted        13,000        12,512        12,342        12,206        12,116

 FINANCIAL POSITION                                 JULY 2,       JUNE 27,      JUNE 28,      JUNE 29,      JUNE 30,
   (IN THOUSANDS)                                    2004          2003          2002          2001          2000
--------------------------------------------------------------------------------------------------------------------
Working capital                                    $  56,980     $  51,685     $  43,850     $  36,982     $  36,393
Total assets                                         114,554       110,000        99,495        98,993        78,430
Shareholders' equity                                  94,611        85,513        79,401        75,502        63,057

NOTES:

            Fiscal 2000 results include the following charges (pre-tax) to operating expense:

            - Write-down of $5.5 million investment in Clinical Partners, an HIV case management business.

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

Fiscal 2004 results include the following:

      - A $0.6 million income tax benefit resulting from a reduction in income tax liabilities associated with prior tax years audited and closed in the fiscal year.

      - An additional week of revenue and expenses compared to the other fiscal years. See Note 1, Notes to Consolidated Financial Statements regarding our fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Chronimed Inc. ("Chronimed" or the "Company"), a specialty pharmacy services provider, distributes prescription drugs, coordinates customer benefits and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and conditions treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes.

      We distribute prescription drugs nationally via our Chronimed mail service and our StatScript Pharmacy retail stores. All sales are attributed to and all assets are located in the United States.

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

      In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts and historical write-off experience. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. Bad debt expense was $4.0 million, $3.2 million, and $3.5 million reflecting 0.7, 0.7, and 0.9 as a percent of revenue in fiscal 2004, 2003, and 2002, respectively. We believe this decrease in our bad debt rates reflects improvements in our billing and collection processes. However, subsequent changes in these estimates could be unfavorable.

Goodwill

      We have $34.5 million of goodwill on our balance sheet at July 2, 2004. As of June 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets", which changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill with indefinite lives will remain on the consolidated balance sheet and not be amortized. Goodwill is allocated to the Company's retail or mail service reporting units based upon the related distribution method. On an annual basis in the fourth quarter, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has established reporting units based on the Company's method of distributing its products through retail or mail service channels. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. Based on the results of our impairment tests, we have not been required to recognize an impairment of goodwill.

RESULTS OF OPERATIONS

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

          FISCAL YEAR              2004      2003      2002
          -----------              ----      ----      ----
Revenue                           100.0%    100.0%    100.0%
Cost of revenue                    88.8      87.8      88.0
                                  -----     -----     -----
Gross profit                       11.2      12.2      12.0
Operating expenses
   Selling and marketing            1.0       0.9       0.8
   General and administrative       7.7       8.8       9.8
   Bad debt                         0.7       0.7       0.9
                                  =====     =====     =====
Total operating expenses            9.4      10.4      11.5
Income from operations              1.8       1.8       0.5
Interest income, net                0.1         -         -
Other income                          -         -       1.0
Income tax expense                 (0.6)     (0.7)     (0.6)
                                  -----     -----     -----
Net income                          1.3%      1.1%      0.9%
                                  =====     =====     =====

FISCAL 2004 COMPARED TO FISCAL 2003

      We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30. Because this approach assumes a 364-day year (52 weeks times seven days), every several years Chronimed must add an extra accounting week to its calendar to stay in step with a normal 365- or 366-day year. Fiscal 2004 was a 53-week fiscal year. This extra week in the fiscal 2004 fourth quarter and year creates an aberration when comparing to financial performance in other periods. Overall, the impact of the extra week was approximately $11.3 million in revenue, $1.2 million in gross profit, $0.8 million in operating expenses, $0.4 million in operating income, and $0.02 earnings per share.

Revenue

      Revenue increased $124.3 million, or 28.5%, from $435.7 million in fiscal 2003 to $560.0 million in fiscal 2004. The increase in revenue was due to several factors. First, sales of Fuzeon(R), a new HIV medication introduced in late fiscal 2003, contributed $67.7 million and $4.5 million in revenue in fiscal 2004 and 2003, respectively. Second, the December 2003 acquisition of Accent Rx, a specialty mail service pharmacy focusing primarily on HIV/AIDS and post-organ transplant disease states, contributed approximately $6.3 million in revenue when integrated into our existing mail service operations in the second half of fiscal 2004. Third, as noted previously, the extra week in fiscal 2004 added approximately $11.3 million in revenue. Overall, the number of patients served, particularly patients with HIV, organ transplants, rheumatoid arthritis, and multiple sclerosis increased by approximately 17%.

      The table below shows disease state revenue for fiscal 2004 and 2003 in dollars and as a percentage of total revenue.

                                        FISCAL 2004              FISCAL 2003
                                    --------------------     --------------------
                                                  % OF                     % OF       %
(DOLLAR AMOUNTS IN THOUSANDS)       (53 WEEKS)    TOTAL      (52 WEEKS)    TOTAL   CHANGE
-----------------------------       ----------    ------     ----------    ------  ------
HIV/AIDS                             $301,053      53.8%      $198,074      45.5%   52.0%
Transplant                            100,989      18.0         85,479      19.6    18.1
Other Disease States                  157,922      28.2        152,160      34.9     3.8
                                     --------     -----       --------     -----    ----
Total                                $559,964     100.0%      $435,713     100.0%   28.5%
                                     ========     =====       ========     =====    ====

      Our HIV patient revenue grew approximately $103.0 million in fiscal 2004, or 52%, from fiscal 2003. Revenue from Fuzeon(R) patients contributed $63.2 million to this growth. Transplant patient revenue grew approximately $15.5 million, or 18%. The remainder of our patient revenue increased approximately $5.8 million, or 4%. Revenue from rheumatoid arthritis and multiple sclerosis patients grew significantly over the prior year, offset by declines in oncology and hepatitis C. In addition, the fiscal 2003 "Other Disease States" revenue included $3.6 million from our arrangement to manage three District of Columbia Department of Mental Health pharmacies from November 2002 through February 2003. We plan to continue to expand the types of specialty pharmaceutical medications that we distribute at all of our pharmacies beyond our HIV/AIDS and post-transplant focus to include hepatitis C, rheumatoid arthritis, multiple sclerosis, dialysis, and other disease states.

      Our business consists of four major payor categories. Aetna, a single large contracted payor, represented approximately 20% and 24% of revenues in fiscal 2004 and 2003, respectively. The decrease as a percentage of revenue is primarily due to growth of non-Aetna payors. Total fiscal 2004 Aetna revenue dollars were flat compared to fiscal 2003 due to Aetna's decision to transfer the oncology portion of our specialty pharmacy contract to another provider. The loss in oncology revenue was partially offset by Aetna's decision to award us exclusive distribution of bone marrow transplant medications. Except for Aetna, no other private payor accounted for 10% or more of our revenues in fiscal 2004 and 2003. The approximate mix of our fiscal 2004 total revenue across the remaining three payor categories is as follows: Medicaid and other state programs including State of Indiana programs, 35%; Medicare, the federal program which covers many organ transplant recipients, 7%; and all other payors, 38%. Beginning in October 2003, a State of Indiana government-sponsored payment program for HIV positive and other high-cost individuals reduced its reimbursement rate. This payor represented approximately 3% of our revenues, and the rate change negatively impacted our revenue and gross margin by a total of approximately $1.8 million in the last three quarters of fiscal 2004.

      Aetna's specialty pharmacy business, which is currently served by three providers, of which one is Chronimed, has publicly announced that it would be consolidated into Aetna Specialty Pharmacy. Aetna indicated that this new business will begin in 2005 and that it expected to transition the business fully into Aetna Specialty Pharmacy by the calendar third quarter of 2005. As indicated above, Aetna represented approximately 20% of revenues in fiscal 2004, or approximately $112 million for the year, or $28 million per quarter.

      Our one-year exclusive contract with Roche Laboratories Inc. to distribute Fuzeon(R) ended April 26, 2004. Our Fuzeon(R) product revenue declined in our fourth quarter of fiscal 2004 by 6%, or $1.3 million, from third quarter. This decline is likely to continue into fiscal 2005 due to the expanded distribution network for Fuzeon(R) after April 26, 2004, discontinuation of therapy by Fuzeon(R) patients, and less than expected new patient prescriptions of Fuzeon(R).

      In fiscal 2004 our retail distribution channel accounted for approximately 57%, or $318.9 million, of our revenue. Our retail pharmacies had same-store-growth of 27% or $68.5 million in fiscal 2004 compared to last year. In fiscal 2004, our mail service distribution channel accounted for approximately 43%, or $241.1 million, of our revenue. Mail service revenue grew 33%, or $59.5 million, due to HIV and Fuzeon(R).

Cost of Revenue and Gross Profit

      Total gross profit dollars increased $9.8 million, or 18.5%, from $53.1 million in fiscal 2003 to $62.9 million in fiscal 2004 due to revenue growth from Fuzeon(R) and new HIV and transplant patients. Gross margins as a percentage of revenue decreased from 12.2% in fiscal 2003 to 11.2% in fiscal 2004. The expected decline in gross margin rate was due primarily to the reduction in Medicare transplant reimbursement rates beginning January 2004, lower-than-average margin rates from Fuzeon(R), and the October 2003 reduction in the reimbursement rate from a State of Indiana government-sponsored HIV program as further described below.

      The Medicare Prescription Drug Improvement and Modernization Act, signed in December 2003 and effective January 1, 2004, contained a reimbursement reduction for transplant medications provided to patients covered under Medicare Part B. The Act reduced reimbursement approximately 10% on all Medicare-covered transplant medications. The net impact on revenue and operating income was approximately $2.0 million in the second half of fiscal 2004. Medicare represented approximately 7% of our total revenues in fiscal 2004.

      We had lower-than-average margin rates on Fuzeon(R) sales of $67.7 million, or 12% of total revenue, and $4.5 million, or 1% of total revenue, in fiscal 2004 and 2003, respectively.

      The October 2003 reduction in the State of Indiana government-sponsored program's reimbursement rate lowered our revenue and gross margin by a total of approximately $1.8 million in the last three quarters of fiscal 2004 compared to fiscal 2003.

      Beginning September 2004, Aetna has lowered its reimbursement rate on several key drugs. This will result in lower revenue, gross margin, and operating income of approximately $1.7 million for fiscal 2005 from Aetna based on current volumes through June 2005. Aetna represented approximately 14% and 16% of our gross profit for fiscal 2004 and 2003, respectively.

      In fiscal 2005, several state Medicaid programs have reduced or are considering reductions in their pharmacy reimbursement rates as a result of state budget pressures. California, Florida and Wisconsin in particular will be reducing their reimbursement in the first quarter of our fiscal 2005 ending October 1, 2004, and New York in the third quarter of fiscal 2005. We currently estimate that these reductions in reimbursement will approximate $2.8 million in lower revenue, gross margin, and operating income for fiscal 2005 (an annualized amount of $3.3 million) based on current volume.

Operating Expenses

      Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, and human resources) and direct operational G&A expenses (functional management, customer service, billing, and pharmacy fulfillment). Our business model for operating expenses is to continue to improve efficiency on greater volume.

Selling and Marketing Expenses

      Our selling and marketing expenses increased $2.0 million, or 52.2%, from $3.8 million in fiscal 2003 to $5.8 million in fiscal 2004. This increase in expenses is primarily due to the fiscal 2003 fourth quarter additions to our sales force and increased travel and promotional activities.

General and Administrative Expenses

      Our general and administrative expenses increased $4.8 million, or 12.6%, from $38.4 million in fiscal 2003 to $43.2 million in fiscal 2004. As a percentage of revenue, general and administrative costs decreased to 7.7% from 8.8% reflecting a leveraging of G&A expenses on growing sales. The dollar increase for fiscal 2004 was due in part to expense growth of approximately $2.4 million in operating expenses related to patient and revenue growth, $0.5 million investment in business development, $0.3 million in consulting fees incurred in preparation for compliance with Section 404 of the Sarbanes-Oxley Act, $0.2 million in higher insurance premiums, and an additional $0.2 million charge as part of a tentative settlement related to certain reimbursement claims submitted to the District of Columbia Medicaid between January and April 2000. Included in fiscal 2003 general and administrative expenses was compensation expense for restricted stock grants of $0.6 million and higher payroll costs, legal fees, and insurance costs.

      General and administrative expenses related to the August 9, 2004 announced merger with MIM Corporation, are expected to be expensed in the first half of fiscal 2005. These expenses include investment banking, legal, and accounting expenses estimated at approximately $1.5 million.

Bad Debt Expense

      Our bad debt expense increased $0.8 million, or 23.6%, from $3.2 million in fiscal 2003 to $4.0 million in fiscal 2004 resulting from a 28.5% increase in revenue. Bad debt expense represented 0.7% of revenues for fiscal 2004 and 2003. The allowance for bad debt expense increased from $4.5 million as of June 27, 2003, to $4.7 million as of July 2, 2004, commensurate with increased accounts receivable balances related to higher revenue.

Interest Income

      Interest income, net of interest expense, decreased $0.1 million, from $0.3 million in fiscal 2003 to $0.2 million in fiscal 2004. Interest income decreased from fiscal 2003 due to our decreased invested asset levels. We had no short-term borrowing costs on our line of credit in fiscal 2004 and 2003.

Other Income

      We recorded approximately $0.2 million other income for payment on a fully reserved note receivable in fiscal 2004.

Income Taxes

      Our effective income tax rate was 32.2% and 38.0% in fiscal 2004 and 2003, respectively. Income tax expense for fiscal 2004 was $3.3 million, net of a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that are now audited and closed. Without this reduction, our income tax rate was 38.0% for fiscal 2004. See Note 6, Notes to Consolidated Financial Statements for the reconciliation to our statutory rate. Looking forward to fiscal 2005, we expect our combined Federal and State tax rate to approximate 39.0% due to expanded business in higher-taxed states.

FISCAL 2003 COMPARED TO FISCAL 2002

Revenue

            Total revenue for fiscal 2003 grew 9.6% to $435.7 million from $397.4 million in fiscal 2002 primarily resulting from the growth in sales from HIV/AIDS, organ transplant, and hepatitis C medications. The table below shows disease state revenue for fiscal 2003 and 2002 in dollars and as a percentage of total revenue.

                                      FISCAL 2003              FISCAL 2002
                                  --------------------    --------------------
                                                 % OF                    % OF     %
(DOLLAR AMOUNTS IN THOUSANDS)     (52 WEEKS)    TOTAL     (52 WEEKS)    TOTAL   CHANGE
-----------------------------     ----------    ------    ----------    ------  ------
HIV/AIDS                           $198,074      45.5%     $193,374      48.6%    2.4%
Transplant                           85,479      19.6        68,276      17.2    25.2
Other Disease States                152,160      34.9       135,787      34.2    12.1
                                   --------     -----      --------     -----    ----
Total                              $435,713     100.0%     $397,437     100.0%    9.6%
                                   ========     =====      ========     =====    ====

      Our HIV patient revenue grew approximately $4.7 million in fiscal 2003, or 2%, from fiscal 2002. Revenue from Fuzeon(R) patients contributed $4.5 million to this growth. The year-to-year HIV growth was impacted approximately $2.0 million due to our closing 14 of our 41 StatScript pharmacies in the second half of fiscal 2002. These pharmacies derived the majority of their revenues from HIV patients. Transplant patient revenue grew approximately $17.2 million, or 25%. The remainder of our patient revenue increased approximately $16.4 million, or 12%. Revenue from rheumatoid arthritis, multiple sclerosis, and hepatitis C patients grew over the prior year. In addition, the fiscal 2003 "Other Disease States" revenue included $3.6 million from our arrangement to manage three District of Columbia Department of Mental Health pharmacies from November 2002 through February 2003.

      Our business consists of four major payor categories including Aetna, Medicaid and other state programs; Medicare, the federal program which covers many organ transplant recipients; and all other payors. Aetna, a single large contracted payor, represented approximately 24% and 26% of revenues in fiscal 2003 and 2002, respectively. Except for Aetna, no other private payor accounted for 10% or more of our revenues in fiscal 2003 and 2002. Included within the state program payor category, a State of Indiana government-sponsored payment program for HIV positive and other high-cost individuals, represented approximately 3% of our revenues in fiscal 2003 and 2002.

      In fiscal 2003 our retail distribution channel accounted for approximately 58%, or $253.9 million, of our revenue. Our retail pharmacies grew 13%, or $29.7 million, in fiscal 2003 compared to last year. This increase was due to continued additions of new patients at existing stores and a combination of increased anti-viral medication volume bolstered by increased post-transplant drug sales. In fiscal 2003, our mail service distribution channel accounted for approximately 42%, or $181.6 million, of our revenue. Mail service revenue grew 5%, or $8.6 million. This growth was due to the addition of new biotech injectable patients from several payors and price inflation.

Cost of Revenue and Gross Profit

      Total gross profit dollars increased $5.4 million or 11.3%, from $47.7 million in fiscal 2002 to $53.1 million in fiscal 2003. Gross margins as a percentage of revenue improved slightly from 12.0% in fiscal 2002 to 12.2% in fiscal 2003. Margins as a percentage of revenue increased slightly from the year ago period due to improved purchasing programs and a change in product mix toward higher margin products. We experienced a stabilization in pricing pressures in some markets we serve while experiencing a reduction in reimbursement rates by several payors, particularly state Medicaid programs.

      Aetna represented approximately 16% and 14% of our gross profit for fiscal 2003 and 2002, respectively. A State of Indiana government-sponsored payment program represented approximately 5% and 6% of our margins for fiscal 2003 and 2002, respectively.

Selling and Marketing Expenses

      Our selling and marketing expenses increased $0.5 million, or 13.8%, from $3.3 million in fiscal 2002 to $3.8 million in fiscal 2003. This increase in expenses was primarily due to fiscal 2003 fourth quarter additions to our sales force and increased travel and promotion activities.

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

Bad Debt Expense

      Our bad debt expense decreased $0.3 million, or 8.6% in fiscal 2003. Bad debt expense represented 0.7% and 0.9% of revenues for fiscal 2003 and fiscal 2002, respectively. The allowance for bad debt expense decreased from $5.4 million as of June 28, 2002, to $4.5 million as of June 27, 2003, commensurate with our declining accounts receivable balance, improved agings, and lower write-off experience.

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

Income Taxes

      In fiscal 2003 and 2002 the effective income tax rate was 38.0% and 36.3%, respectively. See Note 6, Notes to Consolidated Financial Statements for the reconciliation to our statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

      As of July 2, 2004, we had $57.0 million of working capital, compared to $51.7 million as of June 27, 2003. During fiscal 2004, we generated $0.4 million of cash from operating activities. Our accounts receivable increased $1.9 million due to the 29% increase in revenue offset by our active collection efforts and increased electronic billing. We continue to experience a delay in receiving a $2.1 million payment from the District of Columbia Department of Mental Health. The receivable arose from sales during the period from November 2002 to February 2003. We expect to receive payment on this receivable. Average days sales outstanding (DSO) of our accounts receivable improved from 34 days at June 27, 2003, to 28 days at July 2, 2004. We expect our accounts receivable days sales outstanding to hold at about 30 days in fiscal 2005. We used a net $6.6 million in cash to decrease accounts payable, due primarily to shorter payment terms with our new pharmaceutical wholesaler. The average days inventory on hand was 8 days at June 27, 2003, and July 2, 2004, respectively. Inventory increased $1.7 million to support the business growth. We expect to maintain our inventory days on hand level at approximately 8 days throughout fiscal 2005. Working capital generated from higher accrued expenses provided $2.0 million in cash for the year due to the timing of salary, commissions, and health care benefit payments. In addition, we experienced overpayment errors from one of our payors in fiscal 2004 resulting in a $1.2 million payable as of July 2, 2004.

      We used approximately $8.5 million of cash in investing activities during fiscal 2004, consisting of $4.2 million for the purchase of Accent Rx, a mail service specialty pharmacy, $1.5 million in purchases of short-term investments, and $2.7 million for leasehold improvements, furniture, equipment, and computer hardware and software.

      We had no outstanding borrowings as of fiscal year end 2004 and 2003. Shareholders' equity as of fiscal year end 2004 and 2003 was $94.6 million and $85.5 million, respectively. Net tangible assets, an indicator of borrowing capacity, as of fiscal years ended 2004 and 2003, were $60.1 million and $55.3 million, respectively. As of July 2, 2004, we had a secured line of credit totaling $30 million. The borrowing base on the line of credit is a calculated amount based on our inventory and non-government accounts receivable balances. We had no borrowings under our line of credit during fiscal 2004. We are in compliance with the covenants of the line of credit as of July 2, 2004. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 3.55% at July 2, 2004). The line of credit expires in April 2006.

      We believe that our cash and cash equivalents, short term investments, line of credit, and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. However, we would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions or capital spending projects. We expect our capital project requirements to be approximately $3 million in fiscal 2005.

      Our future contractual commitments consisting entirely of payments due under operating leases are as follows:

(IN THOUSANDS)

                                                     LESS THAN ONE      ONE TO THREE      FOUR TO FIVE     AFTER FIVE
                                          TOTAL           YEAR             YEARS             YEARS           YEARS
---------------------------------------------------------------------------------------------------------------------
Total operating lease obligations        $ 4,373         $ 2,458          $ 1,538           $ 315             $ 62

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

NEW ACCOUNTING PRONOUNCEMENTS

      We have reviewed the recent accounting standards and do not believe any of these standards will have a material impact on the Company's financial position or operating results.

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

FORWARD-LOOKING STATEMENTS

      Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with biopharmaceutical manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid reimbursement, rules and regulations; loss of relationships with, and/or significant reductions in reimbursements from, payors (including Aetna or other material contracts); the commencement of legal proceedings against us and our Board of Directors; failure of our shareholders to approve the merger; negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures; the impairment of a significant amount of our goodwill or intangible assets; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations, and other activities of government agencies; changes in social and economic conditions; changes in interest rates; increased competition; our reliance on a single shipping provider to handle our mail deliveries; our ability to obtain competitive financing to fund operations and growth; loss or retirement of key executives; continuing qualifications to list our securities on the Nasdaq National Market; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely recognition of revenue and earnings; computer system, software, or hardware failures or malfunctions; and adverse publicity, news coverage, and reporting by independent analysts. These and other risks and uncertainties are discussed in further detail in the cautionary statement filed as Exhibit 99.1 as part of Chronimed's annual report and Form 10-K filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. Our short-term borrowings would bear interest at variable rates based on the Eurodollar rate plus an applicable margin depending on our covenant calculation. A 10% increase in interest rates would not have a significant effect on our interest expense based on the fact that we had no borrowings in fiscal 2004. Interest rate risk on our investments is immaterial due to our level of investment dollars. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

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

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

DIRECTORS SERVING IN OFFICE UNTIL 2004 (CLASS I):

KAREN GILLES LARSON, age 62, director since 2003
PRESIDENT AND CHIEF EXECUTIVE OFFICER, SYNOVIS LIFE TECHNOLOGIES

      Ms. Larson is President and Chief Executive Officer of Synovis Life Technologies. She joined Synovis in 1989 as Director of Finance and Administration and was named Vice President later that year. The following year she was given the additional title of Chief Financial Officer and served in that capacity until she was appointed President and Chief Executive Officer in July 1997. Ms. Larson serves on the board of directors of Synovis Life Technologies and has served as a director of Reuter Manufacturing.

STUART A. SAMUELS, age 62, director since 2000
MANAGEMENT CONSULTANT

      Mr. Samuels has been a management consultant, specializing in business management, strategic sales and marketing, and business development for several companies, specifically in the pharmaceutical and healthcare industries since 1990. From 1986 to 1990, Mr. Samuels was Senior Vice President at Rorer Pharmaceutical Corporation, General Manager at Rorer Pharmaceuticals and President at Dermik Laboratories. Prior to that time he held several executive sales and marketing positions at Revlon Health Care Group and various product management positions at Warner Lambert. He currently serves on the boards of directors of Afferon Corporation, PharMetrics, Inc., and Target Rx, Inc., and completed a board term with Health Market Sciences in 2004.

DIRECTORS CONTINUING IN OFFICE UNTIL 2005 (CLASS II):

HENRY F. BLISSENBACH, PHARM.D., age 62, director since 1995
CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER, CHRONIMED INC.

      Dr. Blissenbach was appointed Chairman of the Board and Chief Executive Officer of Chronimed Inc. on July 1, 2000. Dr. Blissenbach was named President and Chief Operating Officer of the Company in May 1997. He became a director of the Company in September 1995. From 1992 to 1997, he served as President of Diversified Pharmaceutical Services, Inc. (DPS), a UnitedHealthcare subsidiary until 1994 and thereafter a subsidiary of SmithKline Beecham Corp. DPS was a pharmacy benefit management firm. Dr. Blissenbach also serves as a director of Ligand Pharmaceuticals Inc., a publicly held biopharmaceutical development company, and Opportunity Partners, Inc., a non-profit company.

THOMAS F. HEANEY, age 59, director since 2000
MANAGING DIRECTOR, TFH LTD.

      Mr. Heaney is the Managing Director of TFH Ltd., a management consulting firm specializing in executive and board of directors recruitment. Mr. Heaney is responsible for senior-level and board of director searches. Prior to TFH Ltd., Inc., Mr. Heaney was a Managing Director in the Minneapolis office of Korn/Ferry International, a management consulting firm. Prior to that time, Mr. Heaney served in various executive roles at UnitedHealthcare Management Company, UnitedHealthcare Corporation, and Physicians Health Plan of Minnesota (now Allina Health Systems). Mr. Heaney serves on the boards of directors of the Illusion Theater, Insight, Inc., the Minnesota News Council, and the Decathlon Athletic Club.

CHARLES V. OWENS, JR., age 77, director since 1991
MANAGEMENT CONSULTANT

      Mr. Owens has served as a consultant to several medical device and diagnostic firms in the United States and Japan since 1988. From 1985 to 1988, he was Chief Executive Officer of Genesis Labs, Inc., a diagnostics manufacturing company. Before his employment with Genesis Labs, Inc., Mr. Owens was an executive officer with various medical device companies, including Executive Vice President of Miles Laboratories, Inc. Mr. Owens is a past director of St. Jude Medical, Inc., a medical device company, and was a director of Genesis Labs, Inc.

DIRECTORS CONTINUING IN OFFICE UNTIL 2006 (CLASS III):

THOMAS A. CUSICK, age 59, director since 2002
RETIRED CHIEF OPERATING OFFICER, TCF FINANCIAL

      Mr. Cusick was the Chief Operating Officer and Vice Chairman of TCF Financial prior to his retirement in December 2002. He had been Chief Operating Officer since 1997 and had been Vice Chairman since 1993. He had been President of TCF Financial from its formation in 1987 to 1993. Mr. Cusick also served as Chief Executive Officer of TCF National Bank from 1993 to 1996. Mr. Cusick is a past Chairman of the Savings League of Minnesota and a past member of the Board of Trustees of the College of St. Benedict. Mr. Cusick has been a director of TCF Financial since 1988 and is a director of First Florida Bank.

MYRON Z. HOLUBIAK, age 57, director since 2002
GROUP PRESIDENT, FIELD LEVEL MARKETING, HEALTHSTAR

      Mr. Holubiak has been a partner and Group President of HealthSTAR Communications, Inc., a health care marketing communications network of 16 companies since 2002. From August 2001 to June 2002, Mr. Holubiak was President, Chief Operating Officer, and member of the Board of Directors of iPhysicianNet, Inc., a video detailing company. From December 1998 to August 2001, Mr. Holubiak served as the President of Roche Laboratories, USA, a major research based pharmaceutical company. Prior to this he spent 15 years in a variety of marketing, sales, and executive positions with Roche Laboratories. He also founded Emron, Inc., a health care consulting company, which was sold to IMS Health Inc. in 1995. Mr. Holubiak served on the Board of Directors of the Robert Wood Johnson Hospital Foundation from 1999 to 2001. He currently serves on the Board of Directors of the Nastech Pharmaceutical Company Inc. and the Children of Chernobyl Relief Foundation.

DAVID R. HUBERS, age 61, director since 2000
RETIRED CHAIRMAN OF AMERICAN EXPRESS FINANCIAL ADVISORS INC.

      Mr. Hubers was Chairman of American Express Financial Advisors Inc. prior to his retirement. He joined American Express Financial Advisors Inc. in 1965 and held various positions until being named Senior Vice President of Finance and Chief Financial Officer in 1982. In August 1993 he was appointed President and Chief Executive Officer and served in that capacity until June 2001. Mr. Hubers serves on the boards of directors of the Carlson School of Management at the University of Minnesota, Lawson Software, the National Council on Economic Education, and American Express Property Casualty Co. He is also chairman of the Compensation Committee at Lawson Software.

COMMITTEES

      Audit Committee - Directors Cusick, Larson, Hubers, and Samuels are independent directors as defined in Rule 4200(a)(14) of the National Association of Securities' Dealers (NASD) listing standards and the only members of the Audit Committee of the Board of Directors. The Committee met five times during fiscal 2004. The Audit Committee is governed by a written charter and represents the Board in discharging its responsibilities relating to accounting, reporting, and financial control practices of the Company. The Committee also annually selects the Company's independent auditors, reviews the qualifications and objectivity of the independent auditors, reviews the scope, fees, and results of their audit, and reviews their management comment letters. Mr. Cusick serves as Chairman.

      Compensation Committee - The members of the Compensation Committee, which oversees compensation for directors, officers, and key employees of the Company, are Directors Heaney, Holubiak, Owens, and Samuels, who are all independent directors as defined by the NASD listing standards. The Compensation Committee met five times during fiscal 2004. Mr. Owens serves as Chairman.

      Nominating and Governance Committee - The Nominating and Governance Committee is comprised of Directors Heaney, Holubiak, and Owens, who are all independent directors as defined by the NASD listing standards. The Committee evaluates Board composition, recommends candidates for nomination to the Board, coordinates Board assessments, and monitors and recommends Board governance practices. The Committee met three times during fiscal 2004. Mr. Heaney serves as Chairman.

EXECUTIVE OFFICERS

      The Company's executive officers and their ages as of August 31, 2004, are as follows:

            Name                     Age                             Position
--------------------------------------------------------------------------------------------------
Henry F. Blissenbach, Pharm.D.       62      Chairman of the Board and Chief Executive Officer
Gregory H. Keane                     49      Vice President, Chief Financial Officer and Treasurer
Anthony J. Zappa, Pharm.D.           43      Executive Vice President, Operations
Brian J. Reagan                      43      Vice President, Corporate Development
Kenneth S. Guenthner                 48      General Counsel and Secretary
Colleen M. Haberman                  43      Vice President, Human Resources
Thomas A. Staloch                    40      Vice President, Chief Information Officer

      Dr. Blissenbach was appointed Chairman of the Board and Chief Executive Officer of the Company on July 1, 2000. Dr. Blissenbach was named President and Chief Operating Officer in May 1997. He became a director of the Company in September 1995. From 1992 to 1997, he served as President of Diversified Pharmaceutical Services, Inc. (DPS), a UnitedHealthcare subsidiary until 1994, and thereafter a subsidiary of SmithKline Beecham Corp. DPS was a pharmacy benefit management firm (PBM). Dr. Blissenbach also serves as a director of Ligand Pharmaceuticals Inc., a publicly-held biomedical development company, and Opportunity Partners, a non-profit company.

      Mr. Keane joined the Company as Controller in April 1996. He was appointed Vice President and Treasurer in March 1999. In February 2000 he was appointed Chief Financial Officer. From 1983 to 1996, Mr. Keane served in a number of financial management roles at National Computer Systems, a publicly held systems and services company based in Minneapolis, Minnesota. Previous employment included financial management positions in the software industry and public accounting experience.

      Dr. Zappa joined the Company in January 2002 as Executive Vice President, Operations. Prior to joining Chronimed, Dr. Zappa held a variety of executive positions in healthcare. He was General Manager at Fairview Home Medical Equipment from July 2000 to September 2001, Executive Vice President for Operations at Cranespharmacy.com from May 1999 to July 2000, Vice President for Clinical Services at Chronimed Inc. from June 1998 to May 1999, and Vice President of Product Management at Value Rx/Express Scripts from June 1997 to June 1998.

      Mr. Reagan joined the Company as Vice President, Corporate Development in September 2002. From December 2000 to September 2002, Mr. Reagan served as President of Orchard Hill Partners, a business consulting firm. Mr. Reagan's previous experience was in the investment banking industry. He was a Managing Director at John G. Kinnard & Company from 1998 to 2000 and held a variety of executive positions at Dain Rauscher Inc. from 1987 to 1998.

      Mr. Guenthner joined the Company in February 1998 as corporate counsel and was appointed Secretary in March 1999. He was named General Counsel on July 1, 2000. Prior to joining the Company, Mr. Guenthner maintained a private legal practice representing both public and private companies.

      Ms. Haberman joined the Company in March 2004 as Vice President, Human Resources. From 1996 to 2002 she served as Vice President, Human Resources for Express Scripts/ValueRx. From 1983 through 1995 she held a variety of positions with Residential Services Corporation of America (The Prudential Home Mortgage Company, now affiliated with Wells Fargo). Most recently she was Vice President of Client Services for this mortgage banking entity.

      Mr. Staloch joined the Company as Director Application Systems in December 2000. He was appointed Vice President, Chief Information Officer in May 2002. From 1996 to 2000, Mr. Staloch served in two positions, most recently as Director of Investment Company Services IT at Merrill Corporation based in St. Paul, Minnesota. From 1987 to 1996, Mr. Staloch served as a Systems Architect at West Publishing Company based in Eagan, Minnesota.

AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Directors has determined that David R. Hubers and Karen Gilles Larson are "audit committee financial experts" as defined under the rules of the Securities and Exchange Commission and are independent as defined under NASD's listing standards.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements were met during fiscal 2004.

CODE OF ETHICS

      Chronimed has adopted a Code of Ethics as defined under the rules of the Securities and Exchange Commission that applies to all directors, officers, and employees including Chronimed's chief executive officer and senior financial officers. The text of the Code of Conduct is included in the Investor Relations, Management Team section of Chronimed's website at www.chronimed.com. A copy of the Code of Conduct is available upon request, without charge, by contacting Brad Schumacher, Director of Investor Relations at (952) 979-3942.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid during the fiscal year ended July 2, 2004, and for fiscal 2003 and 2002, where applicable, to the Company's Chairman of the Board of Directors and Chief Executive Officer and the four other most highly paid executive officers (the "named executive officers") of the Company:

                                                                                                LONG TERM
                                                         ANNUAL COMPENSATION                COMPENSATION AWARDS
                                                 -----------------------------------      -----------------------
                                                                           OTHER          RESTRICTED   SECURITIES        ALL
                                                                           ANNUAL           STOCK      UNDERLYING        OTHER
    NAME AND PRINCIPAL              FISCAL        SALARY       BONUS    COMPENSATION        AWARDS      OPTIONS      COMPENSATION
        POSITION                     YEAR          ($)        ($) (1)      ($) (2)         ($) (3)       (#) (4)        ($) (5)
---------------------------------------------------------------------------------------------------------------------------------
Henry F. Blissenbach                 2004        415,000      253,109       5,757                        200,910
Chairman of the Board                2003        356,875      250,000       4,816          329,700       176,000             -
and Chief Executive Officer          2002        312,665      210,045       4,585                -       220,000             -

Kenneth S. Guenthner                 2004        185,000       53,003       1,858                         55,090
General Counsel                      2003        168,000       60,000       1,680           65,940        11,000             -
and Secretary                        2002        160,000       46,800       2,000                -        20,200             -

Gregory H. Keane                     2004        210,000       82,236       2,717                         83,500
Vice President, Chief Financial      2003        189,000       85,000       4,077           94,200        35,500             -
Officer and Treasurer                2002        180,000       73,440       3,510                -        20,000             -

Brian J. Reagan (6)                  2004        215,000       82,130           -                         64,550
Vice President, Corporate            2003        156,615       65,000           -                -        25,000        21,000
Development

Anthony J. Zappa (7)                 2004        241,500       85,346       2,606                         69,780
Executive Vice President,            2003        219,166       90,000       3,958           47,100        52,000             -
Operations                           2002         96,154            -           -                -             -             -

(1) Bonus amounts represent the bonus earned for the fiscal year shown but paid in the next fiscal year.

(2)   Other Annual Compensation consists of Company 401(k) contribution matches.

(3) In August 2002, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers under our 2001 Stock Incentive Plan. These restricted shares were to be recognized as compensation expense over the four year vesting period of the grant, subject to an acceleration provision based on increases in our stock price. The restricted shares fully vested in March 2003 as provided by the grant acceleration provision and were fully recognized as compensation expense in fiscal 2003.

(4) Fiscal 2002 option grants reflect options that were granted August 1, 2001, to all officers and certain employees for fiscal 2001, because they were granted after the Company's June 29, 2001, fiscal year end. Fiscal 2003 option grants reflect options that were granted August 21, 2002, to all officers and certain employees for fiscal 2002, because they were granted after the Company's June 28, 2002, fiscal year end. Fiscal 2004 option grants reflect options that were granted August 5, 2003, to all officers and certain employees for fiscal 2003, because they were granted after the Company's June 27, 2003, fiscal year end. No options were granted to officers in August 2004 for fiscal 2004. All non-qualified stock options are transferable by each officer to his or her immediate family members and family trusts.

(5) Amount represents compensation paid to Mr. Reagan for consulting services performed prior to becoming a Chronimed Inc. employee and Vice President, Corporate Development.

(6) Mr. Reagan joined the Company as Vice President, Corporate Development in September 2002.

(7)   Dr. Zappa joined the Company as Vice President, Operations in January
      2002.

      Stock Options

      The following tables summarize stock option grants during fiscal 2004 to the Company's named executive officers and the value of all options held by the named executive officers at July 2, 2004. Executive options for fiscal 2003 performance were granted in August 2003, during fiscal year 2004, as shown below. No executive options for fiscal 2004 performance have been granted as of August 31, 2004.

                      OPTION/SAR GRANTS IN FISCAL YEAR 2004

                                             INDIVIDUAL GRANTS
                                -------------------------------------------
                                                    PERCENT OF                              POTENTIAL REALIZABLE VALUE AT
                                    NUMBER OF         TOTAL                                     ASSUMED ANNUAL RATES
                                   SECURITIES      OPTIONS/SARs    EXERCISE                     OF STOCK APPRECIATION
                                   UNDERLYING      GRANTED TO      OR BASE                        FOR OPTION TERM (2)
                                  OPTIONS/SARs      EMPLOYEES       PRICE     EXPIRATION    -----------------------------
        NAME                    GRANTED (#) (1)  IN FISCAL YEAR   ($/SHARE)      DATE           5% ($)         10% ($)
-----------------------------------------------------------------------------------------------------------------------
Henry F. Blissenbach                200,910           20.0%         10.70      08/05/13         875,159       2,039,492
Kenneth S. Guenthner                 55,090            5.5%         10.70      08/05/13         239,971         559,234
Gregory H. Keane                     83,500            8.3%         10.70      08/05/13         363,724         847,631
Brian J. Reagan                      64,550            6.4%         10.70      08/05/13         281,178         655,265
Anthony J.  Zappa                    69,780            6.9%         10.70      08/05/13         303,960         708,356

(1)   The options were granted under the Company's 1997 and 1999 Stock Option
      Plans.

(2) The hypothetical potential appreciation shown in these columns reflects the required calculations at annual rates of 5% and 10% set by the Securities and Exchange Commission, and therefore is not intended to represent either historical appreciation or anticipated future appreciation of Chronimed's common stock price.

      The Company's stock option plans generally provide that upon the occurrence of certain "acceleration events," the options will become fully vested. An acceleration event occurs (i) when a person, or group of persons acting together, becomes the beneficial owner of 15% or more of the Company's outstanding shares, (ii) when a change in a majority of the Board occurs without the approval of at least 60% of the prior Board, or (iii) upon the approval by shareholders of a sale of all or substantially all the assets or a liquidation or dissolution of the Company.

      The following table summarizes the option exercises during the year ended July 2, 2004, and exercisable and nonexercisable options held as of July 2, 2004, by the Company's Named Executive Officers.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                            SHARES                         NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                           ACQUIRED                       UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                             ON         VALUE          OPTIONS AT FISCAL YEAR-END (#)          AT FISCAL YEAR-END ($)
                          EXERCISE     REALIZED        ------------------------------      ------------------------------
        NAME                 (#)         ($)           EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Henry F. Blissenbach       79,000       26,663           493,800           384,910           909,930           366,068
Kenneth S. Guenthner            -            -            41,260            71,210            65,447            39,215
Gregory H. Keane           19,975       26,280           104,190           115,500           166,590            52,220
Brian J. Reagan                 -            -            25,000            64,550            85,250                 -
Anthony J. Zappa                -            -            62,000            84,780           179,740            10,650

DIRECTOR COMPENSATION

      During fiscal 2004, non-employee directors received an annual retainer of $30,000, plus fees of $1,500 for each board meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone. Committee chairpersons received an additional $500 per committee meeting. Directors were also reimbursed for out-of-pocket expenses incurred in attending Board and Committee meetings.

      Pursuant to the Company's 1994 Stock Option Plan for Directors, each non-employee director automatically receives an option to purchase 30,000 shares of Common Stock on the date of the director's initial election to the Board. Each option has an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The option vests on the seventh anniversary of the date of grant unless vesting is accelerated. The option will vest as to 5,000 shares if the Company's share price becomes 20 percent greater than the exercise price on or before the third anniversary of the grant. The option will vest as to an additional 10,000 shares if the price per share becomes 60 percent greater than the exercise price on or before the fourth anniversary of the grant. The option will vest as to the final 15,000 shares if the price per share becomes 100 percent greater than the exercise price on or before the fifth anniversary of the grant. Acceleration requires the maintenance of share-price benchmarks for at least five trading days during any consecutive 30-day period. Further, these options may become immediately exercisable upon certain change-in-control events as described in the Company's 1994 Stock Option Plan for Directors. The options expire ten years after date of grant.

      Each non-employee director receives an annual option to purchase 10,000 shares of Common Stock pursuant to the 1994 Stock Option Plan for Directors. The option vests on the seventh anniversary of the date of grant unless vesting is accelerated. This accelerated vesting is similar to the vesting schedule noted above for the initial option to purchase 30,000 shares. The options expire ten years after date of grant. In Fiscal 2004, the Directors received grants from the 1999 Stock plan with 34%, 67%, and 100% vesting after one, two, and three years of service, respectively. The options expire ten years after date of grant.

      Based on the above-noted terms and the price of the Company's Common Stock during fiscal 2004, the following is a chart reflecting the unexercised non-employee director option grants and related vesting as of August 31, 2004.

                                            Option                     Exercise             # of              # of
                                            Grant                       Price              Options           Options
       Name                                  Date                     ($/Share)           Granted (1)        Vested
--------------------------------------------------------------------------------------------------------------------
Thomas A. Cusick                          04/26/2002                   $  6.21              30,000           15,000
                                          11/20/2002                   $  4.96               6,667            6,667
                                          11/19/2003                   $  8.92              10,000                -

Thomas F. Heaney                          11/13/2000                   $  6.88              30,000           30,000
                                          11/27/2001                   $  4.73              10,000           10,000
                                          11/20/2002                   $  4.96              10,000           10,000
                                          11/19/2003                   $  8.92              10,000                -

Myron Z. Holubiak                         09/20/2002                   $  4.79              30,000           30,000
                                          11/20/2002                   $  4.96               2,500            2,500
                                          11/19/2003                   $  8.92              10,000                -

David R. Hubers                           12/14/2000                   $  8.13              30,000           15,000
                                          11/27/2001                   $  4.73              10,000           10,000
                                          11/20/2002                   $  4.96              10,000           10,000
                                          11/19/2003                   $  8.92              10,000                -

Karen Gilles Larson                       04/22/2003                   $  8.40              30,000            5,000
                                          11/19/2003                   $  8.92               5,836                -

Charles V. Owens, Jr.                     09/29/1994                   $ 12.50              30,000           30,000
                                          11/13/1996                   $ 14.63               5,000            5,000
                                          12/03/1997                   $ 11.75               5,000            1,000
                                          11/18/1998                   $ 10.75               5,000            1,000
                                          02/23/2000                   $  9.00               5,000            1,000
                                          12/14/2000                   $  8.13               5,000            3,000
                                          11/19/2003                   $  8.92              10,000                -

Stuart A. Samuels                         11/13/2000                   $  6.88              30,000           30,000
                                          11/27/2001                   $  4.73              10,000           10,000
                                          11/20/2002                   $  4.96              10,000           10,000
                                          11/19/2003                   $  8.92              10,000                -

(1) All non-qualified options are transferable by each director to his immediate family members and family trusts.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Arrangements

      Chronimed has employment agreements with two of its executive officers, Henry F. Blissenbach, Chronimed's Chairman of the Board, Chief Executive Officer and President, and Anthony J. Zappa, Executive Vice President of Operations. Dr. Blissenbach entered into an employment agreement effective July 1, 2003 with an initial three-year term expiring on July 1, 2006. The agreement automatically renews for two-year terms unless terminated for various reasons. Under the agreement, Dr. Blissenbach received a base salary of $415,000 per year and bonuses, stock options, and benefits commensurate with his position and responsibilities. His compensation package is subject to increase based on performance and Board review. Dr. Blissenbach's employment agreement contains a non-competition provision for up to one year following termination of employment. Under Dr. Blissenbach's employment agreement, if his employment is terminated by Chronimed without cause or through delivery of a non-renewal notice or by him for good reason, Dr. Blissenbach is entitled to receive (1) his base salary through the date of termination, including the pro-rated bonus earned for the partial year, if any, (2) base salary payments for a period of 24 months after termination at the rate in effect on the date of termination, payable monthly, (3) the average of any incentive compensation paid or payable by Chronimed for the two most recent fiscal years, payable monthly, (4) immediate vesting of all unvested stock options and (5) continuance of healthcare coverage, life insurance and general employee benefit plans of Chronimed for a period of two years or until Dr. Blissenbach becomes eligible for such insurance coverages from another employer. If Dr. Blissenbach's employment is terminated within two years of a change of control (as defined in the employment agreement) by him for good reason or by Chronimed without cause, Dr. Blissenbach is entitled to receive (1) his base salary through the date of termination, including the pro-rated bonus earned for the partial year, (2) a lump sum payment equal to 36 months of Dr. Blissenbach's then current annualized base salary plus the aggregate annual bonus compensation paid for the preceding three full years or three times the target bonus for the year of termination, whichever is greater, (3) immediate vesting of all unvested stock options and (4) continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for two years. As of August 23, 2004, Dr. Blissenbach holds stock options to purchase an aggregate of 878,710 Chronimed Common Shares, of which stock options to purchase 272,601 shares are unvested.

      Pursuant to the terms and conditions of an amendment and assumption of employment agreement entered into among MIM Corporation, Chronimed and Dr. Blissenbach as of August 9, 2004, and conditioned upon the closing of the proposed merger between MIM and Chronimed, MIM has agreed to employ, and Dr. Blissenbach has agreed to accept employment as, MIM's Chief Executive Officer and President pursuant to the terms of the employment agreement as amended. Under the amended employment agreement, Dr. Blissenbach has agreed that being employed in such new positions and terminating his positions as Chairman, Chief Executive Officer and President of Chronimed will not give Dr. Blissenbach the right to terminate the employment agreement for good reason.

      Dr. Zappa entered into an employment agreement effective February 1, 2003. The agreement remains in effect until terminated by mutual agreement or for cause as defined in the agreement. Under the agreement, Dr. Zappa receives a base salary of not less than $230,000 per year during the term of the agreement, and bonuses, stock options, and benefits commensurate with his position and responsibilities. Dr. Zappa's employment agreement contains a non-competition provision for up to one year following termination of employment. Under Dr. Zappa's employment agreement, if Chronimed terminates his employment without cause, Dr. Zappa is entitled to receive (1) base salary payments for a period of 12 months after termination at the rate in effect on the date of termination,
(2) the average of any incentive compensation paid or payable by Chronimed for the most recent two fiscal years, and (3) immediate vesting of all unvested stock options. As of August 23, 2004, Dr. Zappa holds stock options to purchase an aggregate of 146,780 Chronimed Common Shares, of which stock options to purchase 61,055 shares are unvested.

Change of Control Severance Agreements

      Chronimed has entered into change of control severance agreements with the following executive officers: Gregory H. Keane, Chief Financial Officer; Kenneth
S. Guenthner, General Counsel; Thomas A. Staloch, Chief Information Officer; Brian J. Reagan, Vice President of Corporate Development; and Colleen M. Haberman, Vice President of Human Resources. Under the terms of the change of control severance agreements, if the executive officer is not given an offer to remain employed with Chronimed or become employed with MIM after completion of the merger, or the executive officer rejects such an offer, the executive officer is entitled to receive (1) his or her base salary through the date of termination, including the pro-rated bonus earned for the partial year, if any,
(2) base salary payments for a period of 12 months after termination at the rate in effect on the date of termination, payable on a monthly basis, (3) the average of any bonus or incentive compensation paid or payable by

Chronimed to the executive officer for the two most recent fiscal years, payable in equal monthly installments and (4) immediate vesting of all unvested stock options, all conditioned upon the executive officer entering into a general release of all claims against Chronimed and its successors. If the executive officer accepts an offer to remain employed with Chronimed or become employed with MIM after completion of the merger, and within one year of completion of the merger the executive officer terminates his or her employment for good reason, or Chronimed or MIM, as the case may be, terminates the executive officer's employment without cause, the executive is entitled to receive the severance benefits described above conditioned upon the executive officer entering into a general release of all claims against Chronimed and its successors. As of August 23, 2004, Messrs. Keane, Guenthner, Staloch, Reagan and Ms. Haberman hold stock options to purchase an aggregate of 518,540 Chronimed common shares, of which stock options to purchase 230,316 shares are unvested. If the employment of each of Chronimed's executive officers (other than Henry F. Blissenbach) is terminated after the merger under circumstances entitling such officers to severance compensation under their respective agreements, the aggregate amount of cash severance that would be payable to such Chronimed executive officers under such agreements would be approximately $1.5 million.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors of the Company consists of four independent directors. Mr. Owens is the committee chair, and Mr. Heaney, Mr. Holubiak, and Mr. Samuels are the other members. No member of the Compensation Committee was, during fiscal 2004, an officer, former officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Compensation Committee of the Board of Directors, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Compensation Committee of the Board of Directors, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Board of Directors during fiscal 2004.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      COMPENSATION COMMITTEE CHARTER. The purpose of the Compensation Committee of the Board of Directors is to oversee compensation of directors, officers, and key employees of the Company. The Committee's policy is to insure that compensation programs contribute directly to the success of the Company, including enhanced share value. The Company's Compensation Committee is comprised of four independent directors.

      EXECUTIVE COMPENSATION POLICIES AND PROGRAMS. The Company's executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to maximize shareholder value by achieving strategic Company goals. There are three basic components to the Company's executive compensation program, including base pay, annual incentive bonus, and long-term, equity-based incentive compensation in the form of stock options and restricted stock. Each component is established in light of Company and individual performance, compensation levels at comparable companies, equity among employees, and cost effectiveness. In addition, employees are eligible to participate in the Company's 401(k) plan, certain insurance plans, and the Company's Employee Stock Purchase Plan.

                  BASE PAY. Base pay is designed to be competitive with salary levels for equivalent positions at comparable companies. An executive's actual salary within this competitive framework will depend on the individual's performance, responsibilities, experience, leadership, and potential future contribution. Base pay is administered to remain competitive with the market, yet allow for significant emphasis on incentive bonus compensation in proportion to total annual cash compensation.

                  ANNUAL INCENTIVE BONUS. In addition to base pay, each
            executive is eligible to receive an annual cash bonus based on a mix of the Company's and the executive's performance. Performance targets are intended to motivate the Company's executives by providing bonus payments for the achievement of specific financial goals within the Company's business plan.

            Bonuses were paid to all named executive officers as defined in "Summary Compensation Table" for fiscal 2004 with respect to total company financial performance and with respect to individual performance.

                  LONG-TERM, EQUITY-BASED INCENTIVE COMPENSATION. The long-term, equity-based compensation program is tied directly to shareholder return. Long-term incentive compensation consists of stock options that do not fully vest for periods of three to five years and are exercisable only if an executive is an employee of the Company or within three months of his/her termination. Stock options are awarded with an exercise price equal to the fair market value of the Common Stock on the date of grant. Accordingly, an executive is rewarded only if Company shareholders receive the benefit of appreciation in the price of the Common Stock. Because long-term options vest over time, the Company periodically grants new options to provide continuing incentives for future performance. The size of periodic option grants is a function of the scope of an executive's accountability, recent performance as determined by the Committee, and other factors. Long-term incentive compensation also may consist of restricted stock that vests ratably over a defined period subject to certain acceleration provisions based on the Company's share price. Restricted stock is an element of an executive's total direct compensation that aligns management's interests with that of the shareholder. Restricted stock may be granted based on certain financial performance criteria. Subsequent vesting occurs only if an executive is an employee of the Company.

                  SAVINGS AND INVESTMENT PLAN; BENEFITS. The Company maintains a
            401(k) Savings Plan ("Savings Plan"), which is funded by employee elective salary deferrals. The Savings Plan covers executive officers and substantially all employees meeting minimum eligibility requirements. The Savings Plan requires that the Company match 40% of the first 5% of a participating employee's pay and provides for additional discretionary contributions by the Company. Through August 31, 2004, the Company had not made any additional discretionary contributions to the Savings Plan. In addition, the Company provides a financial services plan that reimburses officers for various financial and tax services.

                  ANNUAL REVIEWS. Each year the Committee reviews its executive compensation policies and programs and determines changes appropriate for the following year. In addition, the Committee reviews the performance of the Chief Executive Officer and, with the assistance of the Chief Executive Officer, the individual performance of the other executive officers. The Committee makes recommendations to the Board of Directors for final approval of all material compensation matters.

      CHIEF EXECUTIVE OFFICER. The annual base salary for Mr. Henry F. Blissenbach increased from $360,000 in fiscal 2003 to $415,000 in fiscal 2004 in accordance with the terms of his employment agreement. In establishing Dr. Blissenbach's contractual base salary, as well as his annual incentive bonus and long-term equity compensation, the Committee considered compensation programs of comparable companies, Dr. Blissenbach's individual performance and salary history, and the Company's historical and planned performance. Specifically, the Committee established key company performance targets covering earnings, revenue, and asset management. These and other non-financial factors contributed heavily to the Committee's decisions relative to Dr. Blissenbach's total compensation. Dr. Blissenbach earned a $253,109 bonus for his performance in fiscal 2004. Also, Dr. Blissenbach received options to purchase 200,910 shares in fiscal 2004 (issued in August 2003) related to his performance in fiscal 2003.

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

      The foregoing Report of the Compensation Committee of the Board of Directors on Executive Compensation will not be deemed incorporated by reference by any statement incorporating by reference this Proxy Statement into any filings under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

Submitted by the Compensation Committee of the Chronimed Board of Directors.

Charles V. Owens, Jr., Chairman
Thomas F. Heaney
Myron Z. Holubiak
Stuart A. Samuels

COMPARABLE STOCK PERFORMANCE

      The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return of the NASDAQ Total Return Index (U.S. Companies) and the NASDAQ Health Services Stock Index for the period July 2, 1999, through July 2, 2004. The graph and table assume the investment of $100 on July 2, 1999, in the Company's Common Stock, the NASDAQ Total Return Index, and the NASDAQ Health Services Stock Index. The cumulative return calculations were performed by the Center for Research in Security Prices, University of Chicago. The graph below shall not be deemed incorporated by reference by any general statement incorporating by reference the Company's proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

                      [COMPARABLE STOCK PERFORMANCE GRAPH]

                                 July 2,    June 30,    June 29,   June 28,    June 27,     July 2,
                                  1999        2000        2001       2002        2003        2004
                                 -----------------------------------------------------------------
Chronimed, Inc.                   100.0       89.1        90.1       84.9       163.3       135.3
Nasdaq Stock Market               100.0      144.8        78.6       53.6        59.5        73.4
Nasdaq Health Services Stocks     100.0       84.3       120.3      118.1       124.5       180.0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLANS

      Information as to the Company's outstanding equity compensation plans as of July 2, 2004, is set forth below. Other than options issued under the Company's stock option and stock incentive plans, there are no warrants or other rights to acquire securities of the Company outstanding as of July 2, 2004.

                                                      NUMBER OF                                   NUMBER OF SECURITIES
                                                  SECURITIES TO BE                              REMAINING AVAILABLE FOR
                                                     ISSUED UPON          WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                     EXERCISE OF         EXERCISE PRICE OF        EQUITY COMPENSATION
                                                     OUTSTANDING            OUTSTANDING             PLANS (EXCLUDING
                                                 OPTIONS, WARRANTS,      OPTIONS, WARRANTS,     SECURITIES REFLECTED IN
                                                     AND RIGHTS              AND RIGHTS               COLUMN (a))
                                                 ----------------------------------------------------------------------
               PLAN CATEGORY                         COLUMN (a)               COLUMN (b)               COLUMN (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                2,468,403                  $8.10                   1,445,167
security holders

Equity compensation plans not approved by
security holders                                             -                      -                           -
                                                     ---------                  -----                   ---------
                                                     2,468,403                  $8.10                   1,445,167
                                                     =========                  =====                   =========

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows information concerning each person or group who to the knowledge of the Company was the beneficial owner of more than 5% of the Company's Common Stock, the number of shares of Common Stock beneficially owned by each of the Company's named executive officers and directors, and all directors and executive officers as a group, as of August 31, 2004. All persons have sole or joint with spouse voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                            TOTAL
                                                    SHARES OWNED       EXERCISABLE         SHARES
        NAME AND ADDRESS OF                         DIRECTLY OR       STOCK OPTION      BENEFICIALLY        PERCENT
         BENEFICIAL OWNERS                         INDIRECTLY (1)     SHARES (1, 2)         OWNED          OF CLASS
-------------------------------------------------------------------------------------------------------------------
Heartland Advisors, Inc.                             1,755,250                 -         1,755,250           13.7%
   789 North Water Street
   Milwaukee, WI 53202-3508

Wells Capital Management, Inc.                       1,014,875                 -         1,014,875            7.9%
   525 Market St., 10th Fl.
   San Francisco, CA 94105-2718

Dimensional Fund Advisors, Inc.                        856,112                 -           856,112            6.7%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401

Thomas A. Cusick                                         5,000            21,677            26,677              *
Thomas F. Heaney                                             -            50,000            50,000              *
Myron Z. Holubiak                                            -            32,500            32,500              *
David R. Hubers                                              -            35,000            35,000              *
Karen Gilles Larson                                          -             5,000             5,000              *
Charles V. Owens, Jr.                                   22,840            41,000            63,840              *
Stuart A. Samuels                                            -            50,000            50,000              *

Henry F. Blissenbach                                    85,142           632,109           717,251            5.3%
Kenneth S. Guenthner                                    13,204            66,030            79,234              *
Gregory H. Keane                                        23,840           146,580           170,420            1.3%
Brian J. Reagan                                          6,000            46,947            52,947              *
Anthony J. Zappa                                        12,737            85,725            98,462              *

All directors and executive officers                   170,292         1,253,135         1,423,427           10.1%
   as a group (14 persons)

------------------------------------
* Less than 1%

(1)   Information as of August 31, 2004, except as noted above.

(2) Includes the following options exercisable within 60 days of August 31, 2004, to acquire shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No transactions with management and others, business relationships, or indebtedness of management existed in fiscal 2004 that are required to be reported under Item 13 pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Ernst & Young LLP acts as the principal auditor for Chronimed Inc. and also provides certain other services. The following table shows the aggregate fees billed to the Company by Ernst & Young LLP for services rendered during the years ended July 2, 2004, and June 28, 2003:

                                          YEAR ENDED
                                     ---------------------
                                     JULY 2,      JUNE 28,
(in thousands)                        2004         2003
--------------                       ---------------------
Audit fees                           $  278       $  236
Audit-related fees                       68           11
Tax fees (1)                              -            -
All other fees                            -            -
                                     ------       ------
Total                                $  346       $  247
                                     ======       ======

(1) PriceWaterhouseCoopers LLP billed the Company $45,900 and $60,769 in fiscal years ended July 2, 2004, and June 28, 2003, respectively for tax compliance, tax advice, and tax planning services.

Audit Fees

      Audit fees for the fiscal years ended July 2, 2004, and June 28, 2003, were for professional services rendered for audits of the annual consolidated financial statements on Form 10-K and reviews of the quarterly financial statements included in the Company's quarterly reports on Form 10-Q filed with the SEC.

Audit-Related Fees

      Audit-related fees for the fiscal year ended July 2, 2004, were for due diligence services relating to acquisitions, an audit of our employee benefit plan, and internal control reporting advisory services. Audit-related fees for the fiscal year ended June 28, 2003, were for an audit of our employee benefit plan.

Tax Fees

      No tax services were provided by and no fees for tax services were billed by Ernst & Young LLP in fiscal years ended July 2, 2004, and June 28, 2003.

All Other Fees

      No other services were provided by and no other fees were billed by Ernst & Young LLP in fiscal years ended July 2, 2004, and June 28, 2003.

Audit Committee Pre-approval Policies and Procedures

      In accordance with the provisions of the Audit Committee Charter, the Audit Committee must pre-approve all audit services, and the related fees, provided to the Company by our independent auditors. In addition, the audit Committee must review and approve in advance the terms of all engagements of an independent public accounting firm to provide non-audit services and determine whether such services are permitted under Section 10A of the Exchange Act of 1934. Accordingly, the Audit Committee pre-approved all services and fees provided by Ernst & Young LLP during the year ended July 2, 2004, and has concluded that the provision of these services is compatible with the accountant's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   DOCUMENTS INCLUDED IN THIS REPORT

                                                                                                 PAGE
                                                                                                 ----
1. Financial Statements
   Index to Financial Statements......................................................            F-1
   Report of Independent Registered Public Accounting Firm............................            F-2
   Consolidated Balance Sheets as of July 2, 2004, and June 27, 2003 .................            F-3
   Consolidated Statements of Income for the years ended July 2, 2004,
     June 27, 2003, and June 28, 2002.................................................            F-4
   Consolidated Statements of Shareholders' Equity for the years ended July 2, 2004,
     June 27, 2003, and June 28, 2002.................................................            F-5
   Consolidated Statements of Cash Flows for the years ended July 2, 2004,
     June 27, 2003, and June 28, 2002.................................................            F-6
   Notes to Consolidated Financial Statements.........................................            F-7
2. Financial Statement Schedule

   Schedule II -- Valuation and Qualifying Accounts and Reserves......................            S-1

      Financial Statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or Notes thereto.

(b)   REPORTS ON FORM 8-K

      A Current Report on Form 8-K with a report date of April 27, 2004, was filed during the fourth quarter of fiscal 2004 to provide the full text of the third quarter financial results press release dated April 27, 2004.

(c)   EXHIBITS

      Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

      We will furnish any shareholder a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
2.1         Agreement and Plan of Merger dated August 9, 2004 among MIM
            Corporation, Corvette Acquisition, and Chronimed Inc. (15)

3.1         Articles of Incorporation of the Company, as amended. (6)

3.2         Bylaws of the Company, as amended. (7)

4.1         Specimen form of the Company's Common Stock certificate. (2)

4.2         Shareholder Rights Agreement between the Company and Wells Fargo
            Bank, National Association (formerly Norwest Bank Minnesota, N.A.)
            dated December 18, 1996. (5)

10.1        Form of Restricted Stock Grant Agreement. (1) (13)

10.2        Pharmacy Participation Agreement with Aetna Health Management, Inc.
            (9)

10.2a       Amendment to Pharmacy Services Agreement between Chronimed and Aetna
            Inc. dated May 1, 2003 (without exhibits or schedules). (13)

10.3        Employment Agreement effective July 1, 2003, by and between the
            Company and Henry F. Blissenbach. (1) (16)

10.3a       Amendment and Assumption to Employment Agreement dated August 9,
            2004, by and among the Company, Henry F. Blissenbach, and MIM
            Corporation, amending Dr. Blissenbach's Employment Agreement. (1)
            (17)

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

10.7        Chronimed Inc. 1999 Stock Option Plan. (8)

10.8        Chronimed Inc. 2001 Stock Incentive Plan. (10)

10.9        Facility Lease Agreement with Red Circle L.L.P. dated November 1996.
            (5)

10.9a       Amendments dated April 1997, December 1997, and July 1998 to
            Facility Lease Agreement with Red Circle L.L.P. (8)

10.10       Promissory Note of Maurice R. Taylor, II, dated July 24, 2000. (1)
            (11)

10.11       Specialty Pharmacy Fuzeon(R) Agreement between Chronimed Inc. and
            Roche Laboratories dated March 7, 2003 (without exhibits or schedules). (12)

10.12 Prime Vendor Agreement between Chronimed Inc. and Cardinal Health dated April 24, 2003. (12)

10.13       Amended and Restated Revolving Credit Agreement between Chronimed
            Inc. and U.S. Bank National Association, M&I Marshall and Ilsey
            Bank, and UMB Bank, N.A. dated April 17, 2003 (without exhibits or schedules). (13)

10.14 Employment agreement effective February 1, 2003 between the Company and Anthony J. Zappa. (1) (13)

10.15       Asset Purchase Agreement dated December 9, 2003 by and between
            Accent Rx, Ascentia, Inc., and Chronimed Inc. (without exhibits or schedules). (14)

10.16* Form of Change of Control Severance Agreement, dated June 14, 2004, between Chronimed and each of the following executive officers:
            Kenneth S. Guenthner, Colleen Haberman, Gregory H. Keane, Brian J.
            Reagan, and Thomas Staloch. (1)

14.1*       Code of Conduct (including our Code of Ethics for Senior Financial
            Officers).

21.1*       List of Subsidiaries.

23.1*       Consent of Independent Registered Public Accounting Firm.

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

-----------------

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

(11) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 14, 2001, under file Number 0-19952.

(12) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 9, 2003, under file Number 0-19952.

(13) Incorporated by reference to the Company's 2003 Annual Report on Form 10-K filed with The Commission on September 18, 2003, under file Number 0-19952.

(14) Incorporated by reference to Exhibit 99.1 in the Company's Form 8-K filed with The Commission December 16, 2003, under file Number 0-19952.

(15) Incorporated by reference to Exhibit 99.2 in the Company's Form 8-K filed with The Commission August 9, 2004, under file Number 0-19952.

(16) Incorporated by reference to Exhibit 99.1 in the Company's Form 8-K filed with The Commission August 26, 2004, under file Number 0-19952.

(17) Incorporated by reference to Exhibit 99.2 in the Company's Form 8-K filed with The Commission August 26, 2004, under file Number 0-19952.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHRONIMED INC.

Dated: September 14, 2004

                                         By /s/ HENRY F. BLISSENBACH
                                            ------------------------------------
                                            Henry F. Blissenbach
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HENRY F. BLISSENBACH                                    September 14, 2004
--------------------------------------------------
Henry F. Blissenbach - Chief Executive Officer
(Principal Executive Officer and Chairman of
 the Board of Directors)

/s/ GREGORY H. KEANE                                        September 14, 2004
--------------------------------------------------
Gregory H. Keane - Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ THOMAS A. CUSICK                                        September 14, 2004
--------------------------------------------------
Thomas A. Cusick (Director)

/s/ THOMAS F. HEANEY                                        September 14, 2004
--------------------------------------------------
Thomas F. Heaney (Director)

/s/ MYRON Z. HOLUBIAK                                       September 14, 2004
--------------------------------------------------
Myron Z. Holubiak (Director)

/s/ DAVID R. HUBERS                                         September 14, 2004
--------------------------------------------------
David R. Hubers (Director)

/s/ KAREN GILLES LARSON                                     September 14, 2004
--------------------------------------------------
Karen Gilles Larson (Director)

/s/ CHARLES V. OWENS, JR.                                   September 14, 2004
--------------------------------------------------
Charles V. Owens, Jr. (Director)

/s/ STUART A. SAMUELS                                       September 14, 2004
--------------------------------------------------
Stuart A. Samuels (Director)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................      F-2

Consolidated Balance Sheets...............................................      F-3

Consolidated Statements of Income.........................................      F-4

Consolidated Statements of Shareholders' Equity...........................      F-5

Consolidated Statements of Cash Flows.....................................      F-6

Notes to Consolidated Financial Statements................................      F-7

Schedule II - Valuation and Qualifying Accounts and Reserves..............      S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chronimed Inc.

      We have audited the accompanying consolidated balance sheets of Chronimed Inc. as of July 2, 2004 and June 27, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 2, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chronimed Inc. at July 2, 2004 and June 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
August 5, 2004

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JULY 2,    JUNE 27,
                                                       2004        2003
                                                      -------    --------
ASSETS

Current assets
    Cash and cash equivalents                        $ 16,624    $ 22,854
    Short-term investments                              1,507           -
    Accounts receivable (net of allowances
      of $6,321 and $5,940, respectively)              41,932      40,001
    Inventory                                          10,348       8,614
    Prepaid expenses                                    1,441       1,071
    Income taxes receivable                               220           -
    Deferred taxes                                      2,913       2,607
                                                     --------    --------
       Total current assets                            74,985      75,147

Property and equipment, net                             4,942       4,487

Goodwill                                               34,480      30,233
Other assets, net                                         147         133
                                                     --------    --------
    Total assets                                     $114,554    $110,000
                                                     ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                 $ 12,486    $ 19,085
    Accrued expenses                                    3,865       2,136
    Accrued bonus                                       1,654       1,420
    Income taxes payable                                    -         821
                                                     --------    --------
       Total current liabilities                       18,005      23,462

Deferred taxes                                          1,938       1,025

Shareholders' equity
    Preferred stock                                         -           -
    Common stock, issued and outstanding shares--
         12,823 and 12,541 respectively                   128         125
    Additional paid-in capital                         58,332      56,248
    Retained earnings                                  36,151      29,140
                                                     --------    --------
       Total shareholders' equity                      94,611      85,513
                                                     --------    --------
       Total liabilities and shareholders' equity    $114,554    $110,000
                                                     ========    ========

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED
                                   --------------------------------------
                                    JULY 2,      JUNE 27,      JUNE 28,
                                      2004          2003         2002
                                   (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                   ----------    ----------    ----------
Revenue                            $ 559,964     $ 435,713     $ 397,437
Cost of revenue                      497,035       382,591       349,705
                                   ---------     ---------     ---------
       Gross profit                   62,929        53,122        47,732

Operating expenses
    Selling and marketing              5,804         3,790         3,329
    General and administrative        43,203        38,401        39,041
    Bad debt                           3,961         3,204         3,504
                                   ---------     ---------     ---------
       Total operating expenses       52,968        45,395        45,874

Income from operations                 9,961         7,727         1,858

Interest income                          234           311           493
Interest expense                          (6)            -          (389)
Other income                             150             -         3,906
                                   ---------     ---------     ---------
Income before income taxes            10,339         8,038         5,868
Income tax expense                    (3,328)       (3,053)       (2,131)
                                   ---------     ---------     ---------
Net income                         $   7,011     $   4,985     $   3,737
                                   =========     =========     =========
Basic net income per share         $    0.55     $    0.40     $    0.30
Diluted net income per share       $    0.54     $    0.40     $    0.30
                                   ---------     ---------     ---------
Basic weighted average shares         12,671        12,356        12,321
Diluted weighted average shares       13,000        12,512        12,342

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     PAID-IN    RETAINED
                                                   SHARES   AMOUNT   CAPITAL    EARNINGS     TOTAL
                                                   ------   ------   -------    --------     -----
Balance June 29, 2001                              12,315    $123    $54,961    $ 20,418    $75,502
  Shares issued for employee stock
   purchase and option plans                           38       1        161           -        162
  Net income and comprehensive income                   -       -          -       3,737      3,737
                                                   ------    ----    -------    --------    -------
Balance June 28, 2002                              12,353     124     55,122      24,155     79,401
  Shares issued for employee stock
   purchase, restricted stock, and
   option plans                                       188       1        957           -        958
  Tax benefit of restricted stock vesting               -       -        169           -        169
  Net income and comprehensive income                   -       -          -       4,985      4,985
                                                   ------    ----    -------    --------    -------
Balance June 27, 2003                              12,541    $125    $56,248    $ 29,140    $85,513
  Shares issued for employee stock
   purchase and option plans                          282       3      1,890           -      1,893
  Tax benefit of non-qualified option exercises         -       -        194           -        194
  Net income and comprehensive income                   -       -          -       7,011      7,011
                                                   ------    ----    -------    --------    -------
Balance July 2, 2004                               12,823    $128    $58,332    $ 36,151    $94,611
                                                   ======    ====    =======    ========    =======

                 See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                YEAR ENDED
                                                                   ------------------------------------
                                                                     JULY 2,     JUNE 27,     JUNE 28,
                                                                      2004         2003        2002
                                                                   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                                                   ----------   ----------   ----------
Operating activities

    Net income                                                      $  7,011     $  4,985     $  3,737
    Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                                2,265        2,351        2,871
          Amortization of restricted stock                                 -          592            -
          Deferred income taxes                                          607        1,511        1,855
          Gain on sale of Home Service Medical business                    -            -       (3,797)
          Income tax benefit of stock option exercises and
              restricted stock vesting                                   194          169            -
          Changes in operating assets and liabilities:
              Accounts receivable                                     (1,931)       4,460       (4,139)
              Income taxes                                            (1,041)         173        7,018
              Inventory                                               (1,734)        (280)         499
              Accounts payable                                        (6,599)       4,274         (713)
              Accrued expenses                                         1,963         (735)         424
              Other assets                                              (384)          15           (3)
                                                                    --------     --------     --------
        Net cash provided by operating activities                        351       17,515        7,752

Investing activities
  Acquisition of Accent Rx                                            (4,247)           -            -
  Proceeds from sale of Home Service Medical business                      -            -        3,797
  Purchases of property and equipment                                 (2,702)      (1,333)      (1,305)
  Purchases of short-term investments                                 (1,525)           -            -
                                                                    --------     --------     --------
        Net cash (used in) provided by investing activities           (8,474)      (1,333)       2,492

Financing activities
  Net proceeds from issuance of common stock                           1,893          366          162
  Net proceeds from (repayments of) borrowings                             -            -       (4,100)
                                                                    --------     --------     --------
        Net cash provided by (used in) financing activities            1,893          366       (3,938)

(Decrease) increase in cash and cash equivalents                      (6,230)      16,548        6,306
Cash and cash equivalents at beginning of year                        22,854        6,306            -
                                                                    --------     --------     --------
Cash and cash equivalents at end of year                            $ 16,624     $ 22,854     $  6,306
                                                                    ========     ========     ========
SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                                 $  3,717     $  2,290     $    401
  Interest payments                                                 $      6     $      -     $    389

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

FISCAL YEAR

      We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 which was July 2, 2004, for this fiscal year. Because this approach assumes a 364-day year (52 weeks times seven days), every several years Chronimed must add an extra accounting week to its calendar to stay in step with a normal 365- or 366-day year. Fiscal 2004 is a year Chronimed had a 53-week fiscal year. This extra week in the fiscal 2004 fourth quarter and year creates an aberration when comparing to financial performance in other periods. Overall, the impact of the extra week is approximately $11.3 million in revenue, $1.2 million in gross profit, $0.8 million in operating expenses, $0.4 million in operating income, and $0.02 earnings per share.

      The fiscal years referenced herein are as follows:

FISCAL YEAR          YEAR ENDED
-----------          ----------
   2004        July 2, 2004 (53 weeks)
   2003       June 27, 2003 (52 weeks)
   2002       June 28, 2002 (52 weeks)

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions between consolidated entities have been eliminated.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Those assumptions and estimates are periodically reassessed, and actual results could differ from those estimates.

REVENUE RECOGNITION

            Revenue is recognized at the time prescriptions are shipped to or picked up by the patient. We participate in various third-party provider networks, Medicare and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain payors for which there is no electronic adjudication process available at the time of sale, we bill a standard list price (versus a known contracted price) and then simultaneously determine an appropriate estimate for expected payor discount based on our reimbursement history for each payor class. This reimbursement history is updated quarterly. Revenue is then reported net of the estimated payor discounts and adjusted in future periods as final settlements are determined.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

SHIPPING AND HANDLING COSTS

      Product shipping and handling costs are included in cost of revenue. These costs were $5.2 million, $3.2 million, and $3.1 million in fiscal 2004, 2003, and 2002, respectively.

STOCK-BASED COMPENSATION

      At July 2, 2004, we have various stock-based employee compensation plans which are described more fully in Note 7. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Statement No.
123), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 but apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for our stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In fiscal 2003, the Compensation Committee of the Board of Directors approved restricted stock grants to our officers under our 2001 Stock Incentive Plan. The 125,000 non-canceled restricted shares fully vested in fiscal 2003, and we recognized compensation expense of $367,000, net of related tax effects (see Note 7, "Shareholders' Equity"). The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation.

                                                        2004          2003          2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)                (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
-------------------------------------                ----------    ----------    ----------
Net income - as reported                             $   7,011     $   4,985     $   3,737
Plus reported stock-based employee
    compensation cost, net of related tax effects            -           367             -
Deduct pro forma stock-based employee
    compensation cost, net of related tax effects       (1,773)       (2,063)       (1,371)
                                                     ---------     ---------     ---------
Net income - pro forma                               $   5,238     $   3,289     $   2,366
                                                     =========     =========     =========
Net income per share - basic as reported             $    0.55     $    0.40     $    0.30
Net income per share - basic pro forma               $    0.41     $    0.27     $    0.19
Net income per share - diluted as reported           $    0.54     $    0.40     $    0.30
Net income per share - diluted pro forma             $    0.40     $    0.26     $    0.19

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years shown:

                                       2004     2003     2002
                                       ----     ----     ----
Expected dividend yield                  - %      - %      - %
Expected stock price volatility        66.3%    66.4%    65.4%
Risk-free interest rate                 3.2%     3.2%     4.4%
Expected life of options (in years)     5.1      5.4      5.0

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Using the foregoing assumptions, the weighted-average fair value of each option granted during fiscal 2004, 2003, and 2002, was $6.04, $3.13, and $3.22, respectively.

CASH AND CASH EQUIVALENTS

      We consider all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value, and consist principally of money market accounts.

SHORT-TERM INVESTMENTS

      We classify our investments with maturities of over 90 days when purchased as available-for-sale. These investments are stated at market value, with any material unrealized gains or losses, net of tax, included as a component of shareholders' equity until realized. Interest income is included as a component of current earnings.

      As of July 2, 2004, our short-term investments consisted of $1.5 million in government agency securities with remaining maturities of less than twelve months. These investments are stated at cost which approximates market value. There were no material unrealized gains or losses.

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

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of one to seven years. Depreciation expense was $2,247,000, $2,330,000, and $2,847,000 in fiscal 2004, 2003, and 2002, respectively.

      Property and equipment consisted of the following at July 2, 2004, and June 27, 2003:

                                                 FISCAL YEAR
                                           ----------------------
     (IN THOUSANDS)                           2004          2003
     --------------                           ----          ----
Leasehold improvements                     $  5,402      $  4,885
Furniture and fixtures                        4,144         3,437
Computer hardware and software                9,826         8,479
                                           --------      --------
Total property and equipment                 19,372        16,801
Less:  accumulated depreciation             (14,430)      (12,314)
                                           --------      --------
Net property and equipment                 $  4,942      $  4,487
                                           ========      ========

GOODWILL

      As of June 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets", which changes the accounting for goodwill and intangibles with indefinite lives from an amortization method to an impairment-only approach. Goodwill with indefinite lives will remain on the consolidated balance sheet and not be amortized. Goodwill is allocated to the Company's retail or mail service reporting units based upon the related distribution method. On an annual basis in the fourth quarter, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has established reporting units based on the Company's method of distributing its products through retail or mail service channels. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. Based on the results of our impairment tests, we have not been required to recognize an impairment of goodwill.

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

NEW ACCOUNTING PRONOUNCEMENTS

      We have reviewed the recent accounting standards and do not believe any of these standards will have a material impact on the Company's financial position or operating results.

NET INCOME PER SHARE

      Net income per share is calculated in accordance with Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows:

                                                                            FISCAL YEAR
                                                           --------------------------------------------
                                                              2004             2003             2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      (53 WEEKS)       (52 WEEKS)       (52 WEEKS)
--------------------------------------------------         ----------       ----------       ----------
Numerator
    Net income                                              $  7,011         $  4,985          $  3,737
                                                            ========         ========          ========
Denominator
    Denominator for basic net income per share -
        weighted average shares outstanding                   12,671           12,356            12,321
    Effect of dilutive stock options                             329              156                21
                                                            --------         --------          --------
    Denominator for diluted net income per share -
        weighted average shares outstanding                   13,000           12,512            12,342
                                                            ========         ========          ========
Basic net income per share                                  $   0.55         $   0.40          $   0.30
Diluted net income per share                                $   0.54         $   0.40          $   0.30

      Employee stock options of 1,032,001, 1,048,795, and 1,241,520, for fiscal 2004, 2003, and 2002, respectively, have been excluded from the basic and diluted net income per share calculation because their effect would be anti-dilutive.

2.    ACQUISITION

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

      Beginning December 10, 2003, customers of Accent Rx were served through Chronimed's mail service operations, resulting in approximately $6.3 million in revenue during fiscal 2004.

      The following unaudited pro forma combined financial information is in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and is based on the respective historical financial results of Chronimed and Accent Rx, Inc. as though the business combination had been completed as of the beginning of the periods presented.

                                                               YEAR ENDED
                                                      ---------------------------
                                                        JULY 2,         JUNE 27,
                                                         2004             2003
(IN THOUSANDS, EXCEPT FOR SHARE DATA)                 (53 WEEKS)       (52 WEEKS)
-------------------------------------                 -----------      ----------
Revenue                                                $568,802         $455,822
Income from operations                                    9,250            6,339
Net income                                             $  6,147         $  3,601
Basic net income per share                             $   0.49         $   0.29
Diluted net income per share                           $   0.47         $   0.29

3.    SALE OF HOME SERVICE MEDICAL BUSINESS

      We sold our Home Service Medical (HSM) business on September 1, 2000, to Express-Med, Inc. of New Albany, Ohio for $6.5 million. We received $2.7 million in cash and a $3.8 million note maturing in 42 months and bearing an annual interest rate of 11%. We deferred the $3.8 million gain on the sale of HSM in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Because we had no guarantee that Express-Med would be able to repay the note and due to the long-term nature of the note, the gain was deferred until principal payments under the promissory note were received or deemed to be fully collectable. In June 2002, we received payment of $3.8 million in full satisfaction of this note and recorded the gain in other income on the Statement of Income.

4.    OPERATING LEASES AND RENT EXPENSE

      We lease our office space, distribution facilities, retail locations, and various equipment under operating lease agreements. The remaining lease terms range from one to six years as of July 2, 2004.

      Future minimum lease payments, including current real estate taxes and operating expenses, under the operating leases with original lease terms in excess of one year at July 2, 2004, are approximately as follows:

(IN THOUSANDS)
FISCAL YEAR                 AMOUNT
--------------             -------
2005                        $2,458
2006                         1,172
2007                           366
2008                           163
2009                           152
Beyond                          62
                            ------
Total                       $4,373
                            ======

      Total rent expense was $2,922,000, $2,774,000, and $3,898,000, during fiscal 2004, 2003, and 2002, respectively.

5.    CREDIT ARRANGEMENTS

      We have a secured line of credit totaling $30 million that will terminate in April 2006. The credit agreement includes certain restrictive covenants of which we were in compliance as of July 2, 2004. Under the terms of the line of credit agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus the applicable margin dependent on our covenant calculation. The borrowing base on the line of credit is a calculated amount based on our inventory and non-government accounts receivable balances. During 2004 and as of July 2, 2004, we had no borrowings outstanding under this line of credit.

6.    INCOME TAXES

      The components of the provision for income taxes are as follows:

                                                          FISCAL YEAR
                                            ------------------------------------
   (IN THOUSANDS)                            2004           2003            2002
   --------------                            ----           ----            ----
Current
   Federal                                  $2,435         $1,380         $  438
   State                                       286            162             37
Deferred
   Federal                                     543          1,352          1,525
   State                                        64            159            131
                                            ------         ------         ------
Income tax expense                          $3,328         $3,053         $2,131
                                            ======         ======         ======

      Our income tax expense differs from the applicable federal rate of 34% in fiscal 2004, 2003, and 2002. The reconciliation of differences is as follows:

                                                            FISCAL YEAR
                                                 -------------------------------
           (IN THOUSANDS)                          2004        2003       2002
           --------------                          ----        ----       ----
Federal income tax at statutory rates            $ 3,515     $ 2,733    $ 1,995
State taxes, net of federal benefit                  414         241        264
Reduction in income tax reserves                    (597)          -          -
Other, net                                            (4)         79       (128)
                                                 -------     -------    -------
Income tax expense                               $ 3,328     $ 3,053    $ 2,131
                                                 =======     =======    =======

      The reduction in income tax reserves was due to a $0.6 million reduction in income tax liabilities associated with prior tax years that are now audited and closed.

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                                 FISCAL YEAR
                                                         -----------------------
         (IN THOUSANDS)                                    2004           2003
         --------------                                  -------        --------
Deferred tax assets
    Allowance for doubtful accounts                      $ 1,794        $ 1,720
    Inventory reserve                                        122            114
    Allowance for payor discounts                            608            538
    Other reserves                                           662            301
    Vacation accrual                                         231            191
    Accrued expenses                                          96            202
    Depreciation                                               -             79
                                                         -------        -------
Deferred tax assets subtotal                               3,513          3,145
                                                         -------        -------
Deferred tax liabilities
    Sales tax refunds receivable                             (52)           (52)
    Prepaid assets                                          (548)          (407)
    Goodwill amortization                                 (1,932)        (1,104)
    Depreciation                                              (6)             -
                                                         -------        -------
Deferred tax liabilities subtotal                         (2,538)        (1,563)
                                                         -------        -------
Net deferred tax assets                                  $   975        $ 1,582
                                                         =======        =======

7.    SHAREHOLDERS' EQUITY

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

      Stock option activity is summarized as follows:

                                                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                             ---------------------------     ---------------------------
                                                                              WEIGHTED                          WEIGHTED
                                            SHARES                             AVERAGE                          AVERAGE
                                          AVAILABLE            NUMBER           PRICE           NUMBER           PRICE
                                          FOR GRANT          OF SHARES        PER SHARE       OF SHARES        PER SHARE
                                          ---------          ---------        ---------       ---------        ---------
Balance June 29, 2001                     1,951,046          2,404,252        $  9.90         1,271,303        $  10.97
  Granted                                  (591,900)           591,900           5.51
  Exercised                                       -             (2,000)          7.09
  Cancelled                               1,345,532         (1,345,532)         10.48
  Expired                                   (55,840)                 -
                                         ----------          ---------        -------         ---------         -------
Balance June 28, 2002                     2,648,838          1,648,620           7.85           598,588            9.16
  Options granted                          (604,867)           604,867           5.25
  Restricted stock granted                 (125,000)                 -
  Exercised                                       -            (45,700)          6.33
  Cancelled                                 235,925           (235,925)          8.50
                                         ----------          ---------        -------         ---------         -------
Balance June 27, 2003                     2,154,896          1,971,862           7.01         1,187,504            7.15
  Options granted                        (1,004,096)         1,004,096          10.36
  Exercised                                       -           (220,995)          6.80
  Cancelled                                 286,560           (286,560)          9.50
  Expired                                    (5,800)
                                         ----------          ---------        -------         ---------         -------
Balance July 2, 2004                      1,431,560          2,468,403        $  8.10         1,135,217         $  6.89
                                         ==========          =========        =======         =========         =======

      The following table summarizes information about stock options outstanding at July 2, 2004.

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        ------------------------------------------       ------------------------
                                         WEIGHTED
                                          AVERAGE        WEIGHTED                        WEIGHTED
                                         REMAINING       AVERAGE                         AVERAGE
   RANGE OF               NUMBER        CONTRACTUAL       PRICE            NUMBER         PRICE
EXERCISE PRICES         OF SHARES           LIFE        PER SHARE        OF SHARES      PER SHARE
---------------         ---------           ----        ---------        ---------      ---------
$ 4.33 -  5.03            481,607         5.1 yrs         $ 4.87           460,907       $  4.87
  5.24 -  5.28            291,600         4.1 yrs           5.25           112,380          5.25
  5.56 -  7.87            452,100         4.1 yrs           7.16           254,400          7.14
  8.13 - 10.44            298,931         5.3 yrs           8.49           135,195          8.30
         10.75            751,630         9.1 yrs          10.70                 -             -
 10.76 - 14.63            192,535         1.4 yrs          11.92           172,335         11.89
                        ---------         ---             ------         ---------       -------
$ 4.33 - 14.63          2,468,403         5.7 yrs         $ 8.10         1,135,217       $  6.89
                        =========         ===             ======         =========       =======

8.    EMPLOYEE BENEFIT PLANS

      We have a qualified 401(k) Employee Savings Plan covering substantially all employees. Our required contributions to the Plan, representing 401(k) matching contributions only, were $211,000, $216,000, and $209,000 in fiscal 2004, 2003, and 2002, respectively.

      We have an Employee Stock Purchase Plan. We issued 60,229 shares, 18,115 shares, and 35,187 shares of common stock under the plan during fiscal 2004, 2003, and 2002, respectively. We had 13,607 shares available for purchase under the Plan at July 2, 2004.

9.    RELATED PARTY TRANSACTIONS

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

      When we sold the MEDgenesis assets to Medisys on January 5, 2001, Medisys did not acquire the Taylor promissory note, pledge agreement, or mortgage. Accordingly, these commitments remained assets belonging to us as parent company. Taylor failed to pay the full balance due on the note when it came due on December 31, 2001 and defaulted under the terms of the note and residential mortgage. As a result we fully reserved for this note. We commenced a lawsuit against Taylor to obtain a judgment for the sum due and an order permitting foreclosure of the residential mortgage. On August 15, 2003 the parties agreed to a settlement and pursuant to the settlement, the Court dismissed the lawsuit. The Settlement Agreement and its terms are confidential. Because we fully reserved for this note, any subsequent collections from Mr. Taylor have been or will be recognized as other income. The Company recognized $150,000 as other income in fiscal 2004. As of August 13, 2004, the note has been paid in full.

10.   SIGNIFICANT CONCENTRATIONS

      Payor reimbursements from Aetna, Inc. represented 20%, 24%, and 26% of our revenue in fiscal 2004, 2003, and 2002, respectively. No other private payor or single government agency represented more than 10% of our revenues. Our Specialty Pharmacy Mail Service Vendor Agreement with Aetna is effective until December 31, 2004. On August 2, 2004, Aetna announced their intention to form a jointly owned specialty pharmacy business with Priority Healthcare. The new facility is expected to be operational by the third quarter of calendar year 2005. As a result of this announcement, we expect a significant reduction in sales volume with Aetna to occur in our fiscal first quarter of 2006.

      We signed a contract with Roche Laboratories Inc. in March 2003, which expired in April 2004, to be the exclusive U.S. distributor of Fuzeon(R), its new HIV medication, during the initial twelve month progressive distribution phase. Fuzeon(R) sales contributed approximately 12% and 1% of our revenue or $67.7 million and $4.5 million in fiscal 2004 and 2003, respectively. Although Fuzeon(R) is now available through retail and specialty pharmacies, Chronimed will continue to be a distributor for Fuzeon(R) and the exclusive distributor for Fuzeon(R) patients receiving their medications through Roche's Patient Assistance Program.

      We signed a three-year wholesaler agreement with Cardinal Health, a large national distributor, for the majority of our pharmaceutical purchases effective August 2003. We used McKesson Corporation, another large national distributor, for the majority of our pharmaceutical purchases in fiscal 2003 and 2002 and until August 2003 in our fiscal 2004. Cardinal Health made up approximately 79% of our inventory purchases in fiscal 2004. McKesson Corporation made up approximately 89% and 92% of our inventory purchases for fiscal 2003 and 2002, respectively. In the event that we are unable to purchase pharmaceuticals through Cardinal Health, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors under similar terms and conditions.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectible amounts. Aetna, Inc. represented 7% and 16% of our accounts receivable balance for the fiscal years ended 2004 and 2003, respectively. No other private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

11.   BUSINESS SEGMENT INFORMATION

      For fiscal year 2004, we are operating and reporting in one segment. Previously, we had identified two reportable operating segments, Mail Service and Retail, based on separate management, emphasis on different diseases, and a different distribution method for each segment. Three primary factors have diminished the distinction between Mail Service and Retail. First, we consolidated critical elements. In fiscal 2002, we transferred our Kansas City retail headquarters to Minneapolis and consolidated our accounts receivable and collection, accounting, and information service functions into a single location. In addition, we changed our management structure from a vice president for each of our then-defined operating segments to one vice president for all operations.

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

12.   CONTINGENCIES

      On June 15, 2001, a putative class action lawsuit captioned Judith Barclay
v. Chronimed Inc., et. al. (01-CV-1092 DWF) was commenced in the United States District Court for the District of Minnesota against Chronimed and certain of our current and former officers. The Complaint alleges that Chronimed and individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. Eight other lawsuits asserting claims identical to the Barclay case were filed and the nine lawsuits were consolidated into a single case. On July 11, 2003, the Company and plaintiffs agreed to settle the case and all claims. The settlement was approved by the court on June 21, 2004.. The $2.2 million settlement amount is being fully funded by Company insurance.

      We have been engaged in discussions with the United States Attorney for the District of Columbia regarding certain claims for reimbursement we submitted to DC Medicaid between January and April 2000. The U.S. Attorney has asserted that these claims were a result of an attempt by a DC resident to defraud the Medicaid system and divert pharmaceuticals. We have denied wrongdoing. We have reached a tentative settlement of the government's claims, which would result in a repayment of $475,000, for which we are fully reserved. Negotiations regarding a formal settlement agreement are ongoing.

      Healthcare payors, whether private insurers or government funded programs, routinely audit providers' billing processes, records, and legal or contractual compliance. Audits frequently can and do result in requests for repayment of previously recorded revenues. We have established a reserve to reflect the possibility that revenues could be subject to repayment as a result of payor audits.

13.   QUARTERLY RESULTS - UNAUDITED

      The following tables present our results of operations and earnings per share on a quarterly basis for fiscal 2004 and 2003.

                                QUARTERLY RESULTS

                                                                FISCAL 2004
                                         --------------------------------------------------------------
                                         QUARTER 1   QUARTER 2    QUARTER 3    QUARTER 4     YEAR ENDED
                                           SEP 26,    DEC 26,      MAR 28,       JUL 2,        JUL 2,
                                            2003       2003         2004         2004          2004
(IN THOUSANDS, EXCEPT PER SHARE DATA)    (13 WEEKS)  (13 WEEKS)   (13 WEEKS)   (14 WEEKS)    (53 WEEKS)
-------------------------------------    ----------  ----------   ----------   ----------   -----------
Revenue                                   $128,602    $131,361     $142,342     $157,659      $559,964
Gross profit                                15,175      15,597       15,366       16,791        62,929
Net income                                   2,003       1,461        1,516        2,031         7,011
                                          ========    ========     ========     ========      ========
Basic net income per share                $   0.16    $   0.12     $   0.12     $   0.16      $   0.55
Diluted net income per share              $   0.15    $   0.11     $   0.12     $   0.16      $   0.54
                                          ========    ========     ========     ========      ========
Basic weighted average shares               12,583      12,663       12,706       12,729        12,671
Diluted weighted average shares             13,096      12,990       13,032       12,938        13,000

      Our net income for the first quarter ended September 26, 2003, included a $0.6 million income tax benefit resulting from a reduction in income tax liabilities associated with prior tax years audited and closed in the fiscal year.

      Our revenue, gross profit, and net income for the fourth quarter ended July 2, 2004, include approximately $11.3 million, $1.2 million, and $0.4 million respectively, relating to the extra week provided in fiscal 2004.

                                                                         FISCAL 2003
                                            ---------------------------------------------------------------------
                                             QUARTER 1     QUARTER 2      QUARTER 3      QUARTER 4     YEAR ENDED
                                              SEP 27,       DEC 27,        MAR 28,        JUN 27,        JUN 27,
                                               2003          2002           2002           2003           2003
(IN THOUSANDS, EXCEPT PER SHARE DATA)       (13 WEEKS)    (13 WEEKS)     (13 WEEKS)     (13 WEEKS)     (52 WEEKS)
-------------------------------------       ----------    ----------     ----------     ----------     ----------
Revenue                                      $ 99,893      $108,636       $111,804       $115,380       $435,713
Gross profit                                   11,976        13,660         13,602         13,884         53,122
Net income                                        975         1,387          1,229          1,394          4,985
                                             ========      ========       ========       ========       ========
Basic and diluted net income per share       $   0.08      $   0.11       $   0.10       $   0.11       $   0.40
                                             ========      ========       ========       ========       ========
Basic weighted average shares                  12,353        12,353         12,400         12,368         12,356
Diluted weighted average shares                12,363        12,444         12,644         12,754         12,512

      Our net income for the third quarter ended March 28, 2003 included a $0.3 million compensation charge, net of tax, relating to the accelerated vesting of restricted stock grants.

14.   SUBSEQUENT EVENTS

      On August 9, 2004, we announced that the boards of directors of Chronimed Inc. and MIM Corporation (Nasdaq: MIMS - News) had unanimously approved a strategic merger and that the companies had signed a definitive merger agreement. The combined company, which will be named BioScrip Inc. will have broad disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a solid PBM platform. Based on financial results reported by each company for the twelve month periods ended June 30, and July 2, 2004, respectively, the two companies generated combined revenues of approximately $1.1 billion and pretax income of $20.9 million. Upon consummation of the merger, each Chronimed shareholder will receive 1.025 MIM shares for each Chronimed share held. MIM expects to issue approximately 13.5 million shares to Chronimed shareholders in the merger. Following the merger, Chronimed shareholders would own approximately 37% of the new company and MIM shareholders will own approximately 63%. The transaction is structured as a tax-free reorganization for both companies and their respective shareholders. The closing of the merger is subject to approval of both companies' shareholders and is expected to occur in December 2004.

      Subsequent to July 2, 2004, a legal action was commenced on August 16, 2004 in Hennepin County District Court in Minneapolis, Minnesota against Chronimed and its Board of Directors relating to the merger. The plaintiff alleges, among other things, that Chronimed's Board of Directors breached fiduciary duties owed to Chronimed's shareholders in structuring the terms of the pending merger with MIM Corporation in a manner that is favorable to defendants and unfair and harmful to Chronimed's shareholders. The plaintiff in that action seeks to have the court certify his individual action as a class action on behalf of a class of Chronimed shareholders.

      While there is no assurance that Chronimed will prevail, Chronimed believes that the action is without merit and intends to vigorously defend against it. An unfavorable outcome in the legal action could delay or prevent completion of the merger.

                                 CHRONIMED INC.
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

              COLUMN A                    COLUMN B              COLUMN C                 COLUMN D       COLUMN E
-------------------------------------    ---------       ------------------------       ------------    --------
                                          BALANCE        CHARGED        CHARGED                         BALANCE
                                            AT           TO COSTS       TO OTHER                           AT
                                         BEGINNING         AND         ACCOUNTS -       DEDUCTIONS -     END OF
             DESCRIPTION                 OF PERIOD       EXPENSES       DESCRIBE         DESCRIBE        PERIOD
-------------------------------------    ---------       --------      ----------       ------------    --------
Year ended July 2, 2004
Reserves and allowances deducted from
    asset accounts:
     Allowance for doubtful accounts       $ 4,525          $ 3,961   $      -          $  3,766 (3)    $ 4,720
     Allowance for payor discounts           1,415                       9,367 (1)         9,181 (2)      1,601
                                           -------          -------   --------          --------        -------
                                           $ 5,940          $ 3,961   $  9,367          $ 12,947        $ 6,321
Year ended June 27, 2003
Reserves and allowances deducted from
    asset accounts:
     Allowance for doubtful accounts       $ 5,428          $ 3,204   $      -          $  4,107 (3)    $ 4,525
     Allowance for payor discounts           3,495                -     10,119 (1)        12,199 (2)      1,415
                                           -------          -------   --------          --------        -------
                                           $ 8,923          $ 3,204   $ 10,119          $ 16,306        $ 5,940
Year ended June 28, 2002
Reserves and allowances deducted from
    asset accounts:
     Allowance for doubtful accounts       $ 4,490          $ 3,504   $      -          $  2,566 (3)    $ 5,428
     Allowance for payor discounts           5,174                -     23,051 (1)        24,730 (2)      3,495
                                           -------          -------   --------          --------        -------
                                           $ 9,664          $ 3,504   $ 23,051          $ 27,296        $ 8,923

(1)   Estimated payor discounts charged to revenue

(2)   Actual payor discounts taken

(3)   Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
-------     ---------------------------------------------------------------------------------------
2.1         Agreement and Plan of Merger dated August 9, 2004 among MIM Corporation, Corvette
            Acquisition, and Chronimed Inc. (15)

3.1         Articles of Incorporation of the Company, as amended. (6)

3.2         Bylaws of the Company, as amended. (7)

4.1         Specimen form of the Company's Common Stock certificate. (2)

4.2         Shareholder Rights Agreement between the Company and Wells Fargo Bank, National
            Association (formerly Norwest Bank Minnesota, N.A.) dated December 18, 1996. (5)

10.1        Form of Restricted Stock Grant Agreement. (1) (13)

10.2        Pharmacy Participation Agreement with Aetna Health Management, Inc. (9)

10.2a       Amendment to Pharmacy Services Agreement between Chronimed and Aetna Inc. dated May 1,
            2003 (without exhibits or schedules). (13)

10.3        Employment Agreement effective July 1, 2003, by and between the Company and Henry F.
            Blissenbach. (1) (16)

10.3a       Amendment and Assumption to Employment Agreement dated August 9, 2004, by and among the
            Company, Henry F. Blissenbach, and MIM Corporation, amending Dr. Blissenbach's
            Employment Agreement. (1) (17)

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

10.7        Chronimed Inc. 1999 Stock Option Plan. (8)

10.8        Chronimed Inc. 2001 Stock Incentive Plan. (10)

10.9        Facility Lease Agreement with Red Circle L.L.P. dated November 1996. (5)

10.9a       Amendments dated April 1997, December 1997, and July 1998 to Facility Lease Agreement
            with Red Circle L.L.P. (8)

10.10       Promissory Note of Maurice R. Taylor, II, dated July 24, 2000. (1) (11)

10.11       Specialty Pharmacy Fuzeon(R) Agreement between Chronimed Inc. and Roche Laboratories dated March 7, 2003 (without exhibits or schedules). (12)

10.12       Prime Vendor Agreement between Chronimed Inc. and Cardinal Health dated April 24, 2003.
            (12)

10.13       Amended and Restated Revolving Credit Agreement between Chronimed Inc. and U.S. Bank
            National Association, M&I Marshall and Ilsey Bank, and UMB Bank, N.A. dated April 17,
            2003 (without exhibits or schedules). (13)

10.14       Employment agreement effective February 1, 2003 between the Company and Anthony J.
            Zappa. (1) (13)

10.15       Asset Purchase Agreement dated December 9, 2003 by and between Accent Rx, Ascentia,
            Inc., and Chronimed Inc. (without exhibits or schedules). (14)

10.16*      Form of Change of Control Severance Agreement, dated June 14, 2004, between Chronimed and each of the following executive officers: Kenneth S. Guenthner, Colleen Haberman,
            Gregory H. Keane, Brian J. Reagan, and Thomas Staloch. (1)

14.1*       Code of Conduct (including our Code of Ethics for Senior Financial Officers).

21.1*       List of Subsidiaries.

23.1*       Consent of Independent Registered Public Accounting Firm.

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

------------------------

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

(11) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 14, 2001, under file Number 0-19952.

(12) Incorporated by reference to the Company's quarterly report on Form 10-Q filed with The Commission on May 9, 2003, under file Number 0-19952.

(13) Incorporated by reference to the Company's 2003 Annual Report on Form 10-K filed with The Commission on September 18, 2003, under file Number 0-19952.

(14) Incorporated by reference to Exhibit 99.1 in the Company's Form 8-K filed with The Commission December 16, 2003, under file Number 0-19952.

(15) Incorporated by reference to Exhibit 99.2 in the Company's Form 8-K filed with The Commission August 9, 2004, under file Number 0-19952.

(16) Incorporated by reference to Exhibit 99.1 in the Company's Form 8-K filed with The Commission August 26, 2004, under file Number 0-19952.

(17) Incorporated by reference to Exhibit 99.2 in the Company's Form 8-K filed with The Commission August 26, 2004, under file Number 0-19952.