Form 10-Q
period 2004-10-01
CHRONIMED INC
filed 2004-11-05
CIK 883813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19952

                          -----------------------------

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

                          -----------------------------

                             10900 RED CIRCLE DRIVE
                           MINNETONKA, MINNESOTA 55343

                    (Address of principal executive offices)
                                   (Zip Code)

                          -----------------------------

        Registrant's telephone number, including area code (952) 979-3600

                          -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X] No [ ]

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value - 12,823,740 shares outstanding as of
                                October 31, 2004

================================================================================

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED OCTOBER 1, 2004

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets - October 1, 2004 (unaudited) and July 2, 2004                    2

                  Consolidated Statements of Income (unaudited) - Three months ended
                  October 1, 2004, and September 26, 2003                                                       3

                  Consolidated Statements of Cash Flows (unaudited) - Three months ended
                  October 1, 2004, and September 26, 2003                                                       4

                  Notes to Consolidated Financial Statements - October 1, 2004                              5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            15

Item 4.  Controls and Procedures                                                                               15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     16

Items 2, 3, 4, and 5 have been omitted since all items are not applicable or the answers are negative.

Item 6.   Exhibits                                                                                             16

SIGNATURES                                                                                                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                    OCTOBER 1,
                                                       2004             JULY 2,
                                                    (UNAUDITED)          2004
                                                    -----------        ---------
ASSETS
Current assets
    Cash and cash equivalents                        $ 19,382           $ 16,624
    Short-term investments                              1,001              1,507
    Accounts receivable (net of allowances
       of $6,744 and $6,321, respectively)             40,942             41,932
    Inventory                                          11,244             10,348
    Prepaid expenses                                    2,686              1,441
    Income taxes receivable                               201                220
    Deferred taxes                                      2,388              2,913
                                                     --------           --------
        Total current assets                           77,844             74,985

Property and equipment, net                             4,742              4,942

Goodwill                                               34,480             34,480
Other assets, net                                         147                147
                                                     --------           --------
        Total assets                                 $117,213           $114,554
                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $ 14,695           $ 12,486
    Accrued expenses                                    4,297              3,865
    Accrued bonus                                         251              1,654
                                                     --------           --------
        Total current liabilities                      19,243             18,005

Deferred taxes                                          2,201              1,938

Shareholders' equity
    Preferred stock                                         -                  -
    Common stock, issued and outstanding shares--
         12,824 and 12,823, respectively                  128                128
    Additional paid-in capital                         58,338             58,332
    Retained earnings                                  37,303             36,151
                                                     --------           --------
        Total shareholders' equity                     95,769             94,611
                                                     --------           --------
        Total liabilities and shareholders' equity   $117,213           $114,554
                                                     ========           ========

See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                     ----------------------------------
                                                      OCTOBER 1,          SEPTEMBER 26,
                                                        2004                  2003
                                                     -----------          -------------
Revenue                                              $ 142,625             $ 128,602

Cost of revenue                                        127,018               113,427
                                                     ---------             ---------
        Gross profit                                    15,607                15,175

Operating expenses
    Selling and marketing                                1,490                 1,322
    General and administrative                          10,586                10,703
    Merger related costs                                   896                     -
    Bad debt                                             1,041                   934
                                                     ---------             ---------
        Total operating expenses                        14,013                12,959

Income from operations                                   1,594                 2,216

Interest income, net                                        44                    51
Other income                                               251                     -
                                                     ---------             ---------

Income before income taxes                               1,889                 2,267
Income tax expense                                        (737)                 (264)
                                                     ---------             ---------
Net income                                           $   1,152             $   2,003
                                                     =========             =========

Basic net income per share                           $    0.09             $    0.16
Diluted net income per share                         $    0.09             $    0.15
                                                     =========             =========

Basic weighted-average shares                           12,823                12,583
Diluted weighted-average shares                         12,982                13,096

See notes to consolidated financial statements

                                 CHRONIMED INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                 ------------------------------
                                                                                 OCTOBER 1,       SEPTEMBER 26,
                                                                                    2004              2003
                                                                                 ----------       -------------
Operating activities
        Net income                                                                $  1,152          $  2,003

    Adjustments to reconcile income to net cash provided
        by (used in) operating activities:
            Depreciation and amortization                                              584               573
            Deferred income taxes                                                      788                 -
            Changes in operating assets and liabilities:
                Accounts receivable                                                    990            (4,672)
                Income taxes                                                            19                73
                Inventory                                                             (896)             (760)
                Accounts payable                                                     2,209            (3,113)
                Accrued expenses                                                      (971)             (382)
                Other assets                                                        (1,245)             (579)
                                                                                  --------          --------
        Net cash provided by (used in) operating activities                          2,630            (6,857)

Investing activities
    Purchases of property and equipment                                               (384)             (461)
    Proceeds from sale of short-term investments                                       506                 -
                                                                                  --------          --------
        Net cash provided by (used in) investing activities                            122              (461)

Financing activities
    Net proceeds from issuance of common stock                                           6               437
                                                                                  --------          --------
        Net cash provided by financing activities                                        6               437

Increase (Decrease)  in cash and cash equivalents                                    2,758            (6,881)
Cash and cash equivalents at beginning of year                                      16,624            22,854
                                                                                  --------          --------
Cash and cash equivalents at end of period                                        $ 19,382          $ 15,973
                                                                                  ========          ========

See notes to consolidated financial statements

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Chronimed Inc. ("Chronimed" or the "Company"), a specialty pharmacy service provider,, distributes prescription drugs, coordinates customer benefits, and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and other conditions treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes. We distribute prescription drugs nationally through our Chronimed mail service and StatScript Pharmacy community-based pharmacies. Our patients typically have conditions that are generally not being served by traditional pharmacies, require high-cost, complex medications, and have complex reimbursement characteristics.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended October 1, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2005. The balance sheet at July 2, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

FISCAL YEAR

      We use a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30 and the fiscal quarters ending on the Friday closest to the last day of the respective month. Fiscal 2005 will include 52 weeks with the year ending July 1, 2005. Fiscal 2004 included 53 weeks (14 weeks in the fourth quarter) with the year ending July 2, 2004.

REVENUE RECOGNITION

      Revenue is recognized at the time prescriptions are shipped to or picked up by the patient. We participate in various third-party provider networks, Medicare, and state Medicaid programs. Under a majority of these networks, the amount to be paid for our products is determined (or "adjudicated") through electronic connections with these networks at the time of sale. However, for certain payors for which there is no electronic adjudication process available at the time of sale, we bill a standard list price (versus a known contracted price) and then simultaneously determine an appropriate estimate for expected payor discount based on our reimbursement history for each payor class. This reimbursement history is updated quarterly. Revenue is then reported net of the estimated payor discounts and adjusted in future periods as final settlements are determined.

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

                                                                                 THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                          OCTOBER 1,          SEPTEMBER 26,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2004                 2003
                                                                          ----------          -------------
Net income - as reported                                                   $  1,152              $  2,003
Deduct pro forma stock-based employee
     compensation cost, net of related tax effects                             (445)                 (367)
                                                                           --------              --------
Net income - pro forma                                                     $    707              $  1,636
                                                                           ========              ========
Earnings per share - basic as reported                                     $   0.09              $   0.16
Earnings per share - basic pro forma                                       $   0.06              $   0.13
Earnings per share - diluted as reported                                   $   0.09              $   0.15
Earnings per share - diluted pro forma                                     $   0.06              $   0.13

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

      As of October 1, 2004, our short-term investments consisted of $1.0 million in government agency securities with remaining maturities of less than twelve months. These investments are stated at cost which approximates market value. There were no material unrealized gains or losses.

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

                                                             THREE MONTHS ENDED
                                                        ------------------------------
                                                        OCTOBER 1,       SEPTEMBER 26,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      2004               2003
                                                        ----------       -------------
Numerator
    Net income                                           $  1,152           $  2,003

Denominator
    Denominator for basic net income per share -
        weighted average shares outstanding                12,823             12,583
    Effect of dilutive stock options                          159                513
                                                         --------           --------
    Denominator for diluted net income per share -
        weighted average shares outstanding                12,982             13,096
                                                         ========           ========

Basic net income per share                               $   0.09           $   0.16
Diluted net income per share                             $   0.09           $   0.15
                                                         ========           ========

      Employee stock options of 1,504,529 and 1,034,625 for the first quarters of fiscal 2005 and 2004, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive.

2.    SIGNIFICANT CONCENTRATIONS

      Payor reimbursements from Aetna, Inc., a single large contracted payor, represented approximately 21% of our revenue in the first quarter of fiscal 2005 and 22% in the first quarter of fiscal 2004. In fiscal 2004, Aetna announced that its contracted specialty pharmacy business, which is currently served by three providers, of which one is Chronimed, would be consolidated into a new joint venture, named Aetna Specialty Pharmacy, with another provider. Aetna indicated that this new business will begin in 2005 and that it expected to transition the business fully into Aetna Specialty Pharmacy by the calendar third quarter of 2005. Chronimed expects that approximately 85% of its business with Aetna will be transitioned by the end of calendar 2005, and that the remaining 15% will continue being served by Chronimed. No other private payor or single government agency represented more than 10% of our revenues.

      Our one-year contract with Roche Laboratories Inc. to be the exclusive U.S. distributor of Fuzeon(R) during the initial twelve month progressive distribution phase expired in April 2004. Fuzeon sales represented 8.3%, or $12.0 million, of our revenue in the first quarter of fiscal 2005 which was slightly lower than in the first quarter of fiscal 2004. Although Fuzeon is now available through retail and specialty pharmacies, Chronimed will continue to be a distributor for Fuzeon and the exclusive distributor for Fuzeon patients receiving their medications through

Roche's Patient Assistance Program.

      We signed a three-year wholesaler agreement with Cardinal Health, a large national distributor, for the majority of our pharmaceutical purchases effective August 2003 in our fiscal 2004. We used McKesson Corporation, another large national distributor, for the majority of our pharmaceutical purchases until August 2003. Cardinal Health made up 89.9% of our inventory purchases in the first quarter of fiscal 2005, and Cardinal Health and McKesson together made up 83.7% of our inventory purchases for the first quarter of fiscal 2004. Following the expiration of our one-year contract with Roche Laboratories Inc., we began purchasing Fuzeon from Cardinal Health rather than from Roche, which increased our purchasing concentration with Cardinal Health. In the event that we are unable to purchase pharmaceuticals through Cardinal Health, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors, although the terms and conditions could be less favorable to Chronimed.

      Our primary concentration of credit risk is third party payor accounts receivable, which consist of amounts owed by various governmental agencies and insurance companies. We manage our receivables by regularly reviewing accounts and contracts and by providing appropriate allowances for uncollectible amounts. Aetna, Inc. represented 7% of our gross accounts receivable balance at October 1, 2004, and July 2, 2004. No private payor or single government agency represented more than 10% of our accounts receivable balances. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of our operations.

3.    COMPREHENSIVE INCOME

      Net income equaled comprehensive income for the respective periods.

4.    INCOME TAXES

      Our income tax rate was 39.0% in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, our income tax rate was 11.6% due to a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that had been audited and closed. Without this reduction, the first quarter of fiscal 2004 income tax rate would have been 38.0%. We expect our combined fiscal 2005 Federal and State tax rate to approximate 39.0% due to expanded business in higher-taxed states.

5.    ACQUISITION OF ACCENT RX

      On December 9, 2003, we purchased certain assets of Accent Rx for $4.2 million in cash. Accent Rx was a specialty mail service pharmacy focusing primarily on the distribution of pharmaceutical products to individuals living with HIV/AIDS and post-organ transplants. Accent Rx has been integrated into our existing mail service operations. We paid cash for customer prescription records and allocated the $4.2 million purchase price as goodwill.

      Beginning December 10, 2003, customers of Accent Rx were served through Chronimed's mail service operations, resulting in approximately $3.0 million in revenue during the quarter ended October 1, 2004.

      The following unaudited pro forma combined financial information is in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and is based on the respective historical financial results of Chronimed and Accent Rx, Inc. as though the business combination had been completed as of the beginning of the periods presented.

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                SEPTEMBER 26,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               2003
                                                                                -------------
Revenue                                                                           $134,126
Income from operations                                                               2,012
Net income                                                                           1,721

Earnings per share - basic                                                        $   0.14
Earnings per share - diluted                                                      $   0.13

6.    PROPOSED MERGER

      On August 9, 2004, we announced that the boards of directors of Chronimed Inc. and MIM Corporation (Nasdaq: MIMS) had unanimously approved a strategic merger and that the companies had signed a definitive merger agreement. It is expected that the combined company, which will be named BioScrip Inc., will have broad disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a solid PBM platform. Based on financial results reported by each company for the twelve month periods ended June 30, and July 2, 2004, respectively, the two companies generated combined revenues of approximately $1.1 billion and pretax income of $20.9 million. Upon consummation of the merger, each Chronimed shareholder will receive 1.025 MIM shares for each Chronimed share held. MIM expects to issue approximately 13.1 million shares to Chronimed shareholders in the merger. Following the merger, Chronimed shareholders would own approximately 37% of the new company and MIM shareholders will own approximately 63%. The transaction is structured as a tax-free reorganization for both companies and Chronimed's shareholders. The closing of the merger is subject to approval of both companies' shareholders and is expected to occur in December 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

      The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

      The following table represents income and expense items for the first quarters of fiscal 2005 and 2004 as a percentage of revenue.

                                                                                        THREE MONTHS ENDED
                                                                                  --------------------------------
                                                                                   OCTOBER 1,        SEPTEMBER 26,
FISCAL YEAR                                                                           2004              2003
                                                                                  -----------        -------------
Revenue                                                                              100.0%             100.0%
Cost of revenue                                                                       89.1               88.2
                                                                                     -----              -----
Gross profit                                                                          10.9               11.8
Operating expenses
    Selling and marketing                                                              1.1                1.0
    General and administrative                                                         7.4                8.4
    Merger related costs                                                               0.6                0.0
    Bad debt                                                                           0.7                0.7
                                                                                     -----              -----
Total operating expenses                                                               9.8               10.1
Income from operations                                                                 1.1                1.7
Interest income, net                                                                   0.0                0.1
Other income                                                                           0.2                0.0
Income tax expense                                                                    (0.5)              (0.2)
                                                                                     -----              -----
Net income                                                                             0.8%               1.6%
                                                                                     =====              =====

REVENUE

      Revenue increased $14.0 million, or 10.9%, from $128.6 million in the first quarter of fiscal 2004 to $142.6 million in the first quarter of fiscal 2005. The increase in revenue for the quarter was due primarily to two factors. First, the December 2003 acquisition of Accent Rx, a specialty mail service pharmacy focusing primarily on HIV/AIDS and post-organ transplant disease states, contributed an estimated $3.0 million in revenue to our existing mail service operations in the first quarter of fiscal 2005. Second, the number of patients served in the first quarter of fiscal 2005, particularly patients with HIV, organ transplants, rheumatoid arthritis, and multiple sclerosis, increased by approximately 12% compared to the same period last year.

      Our patient populations are concentrated among three disease areas including HIV/AIDS, organ transplants, and other complex conditions treated with biotech injectable medications. The table below shows revenue by disease state for the first quarters of fiscal 2005 and 2004 as a percentage of total revenue.

                                         THREE MONTHS ENDED
                                    ----------------------------
                                    OCTOBER 1,     SEPTEMBER 26,
(% OF TOTAL REVENUE)                  2004            2003
                                    ----------     -------------
HIV/AIDS                               53%              51%
Transplant                             18%              19%
Other disease states                   29%              30%
                                      ---              ---
Total                                 100%             100%
                                      ===              ===

      Our disease mix stayed relatively constant in the first quarter of fiscal 2005 compared to the year ago quarter. HIV patient revenue in the first quarter grew $9.2 million, or 13.9%, from the same period in fiscal 2004. One of the key reasons we continue to generate growth in HIV revenue is our willingness to work with the various state Medicaid and AIDS Drug Assistance Programs to bring the medications to patients. These tightly-funded payors required a complex process of benefit determination and billing that many pharmacy providers do not handle. HIV revenue growth slowed when our one-year exclusive contract with Roche Laboratories Inc. ended April 26, 2004, and Roche expanded their Fuzeon distribution network. Product revenue declined, from our third quarter fiscal 2004 high of approximately $18 million, by $1 million in the fourth quarter of fiscal 2004 and by another $5 million in the first quarter of fiscal 2005. Our Fuzeon revenue was approximately $12 million, or 8% of revenue, in our first quarter of fiscal 2005, which was slightly lower than the same period last year. Transplant patient revenue grew $1.8 million, or 7.3%, from the same period in fiscal 2004 despite the January 2004 reduction in Medicare reimbursement. The remainder of our patient revenue for the first quarter of 2005 grew $3.0 million, or 7.9%. Rheumatoid arthritis and multiple sclerosis revenue for the first quarter of 2005 grew a combined 74%, due to focused sales efforts, offset by a decrease in hepatitis C and Aetna oncology.

      Our business consists of four major payor categories including Aetna, Medicaid and other state programs, Medicare, and all other payors. The table below shows revenue by payor for the first quarters of fiscal 2005 and 2004 as a percentage of total revenue.

                                               THREE MONTHS ENDED
                                           --------------------------
                                           OCTOBER 1,   SEPTEMBER 26,
(% OF TOTAL REVENUE)                          2004          2003
                                           ----------   -------------
Aetna                                          21%           22%
Medicaid and other state programs              36%           33%
Medicare                                        7%            7%
All other payors                               36%           38%
                                              ---           ---
Total                                         100%          100%
                                              ===           ===

      Aetna revenue in the first quarter of fiscal 2005 grew $2.1 million, or 7.5%, from the same period last year. The decrease as a percentage of revenue from 22% to 21% was primarily due to growth of non-Aetna payors. In addition, Aetna transferred the oncology portion of its specialty pharmacy business to another provider in fiscal 2004. The loss in oncology revenue was partially offset by Aetna's decision to award us distribution of both bone marrow and other standard transplant medications. In fiscal 2004, Aetna announced that its contracted specialty pharmacy business, which is currently served by three providers, of which one is Chronimed, would be consolidated into a new joint venture, named Aetna Specialty Pharmacy, with another provider. Chronimed expects that approximately 85% of its business with Aetna will be transitioned by the end of calendar 2005, and that the remaining 15% will continue being served by Chronimed. Aetna indicated that this new business will begin in 2005 and that it expected to fully transition the business into Aetna Specialty Pharmacy by the calendar third quarter of 2005. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the three months ended October 1, 2004, and September 26, 2003. Revenue from Medicaid and other state programs grew $8.1 million, or 18.8%, in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. In the first quarter of fiscal 2005, revenue from Medicare, the federal program which covers many organ transplant recipients, remained relatively flat compared to the same period last year due primarily to increased volume at lower reimbursement rates. All other payor revenue grew $3.8 million, or 7.8% compared to the same period last year.

      We distribute our products through 31 distribution facilities. This includes our mail service facilities and our nationwide StatScript Pharmacy chain. The table below shows revenue by distribution channel for the first quarters of fiscal 2005 and 2004 as a percentage of total revenue.

                                 THREE MONTHS ENDED
                            ---------------------------
                            OCTOBER 1,    SEPTEMBER 26,
(% OF TOTAL REVENUE)           2004            2003
                            ----------    -------------
Retail                          61%             55%
Mail Service                    39%             45%
Total                          100%            100%

      Our StatScript retail pharmacy revenue, in the first quarter of fiscal 2005, grew $15.6 million, or 21.8%, compared to the same period in fiscal 2004. Our retail pharmacies predominantly serve HIV/AIDS patients and organ transplant recipients. Our mail service revenue, in the first quarter of fiscal 2005, decreased $1.6 million, or 2.8%, compared to the same period in fiscal 2004. The reduction was due primarily to the reduction in oncology from Aetna and the migration of transplant to the StatScript retail channel.

Cost of Revenue and Gross Profit

      Total gross profit dollars increased $0.4 million, or 2.8%, from $15.2 million in the first quarter of fiscal 2004 to $15.6 million in the first quarter of fiscal 2005 driven by the 10.9% increase in revenue. First quarter gross margins as a percentage of revenue decreased from 11.8% in fiscal year 2004 to 10.9% in fiscal year 2005. The expected decline in gross margin percentage was due primarily to reductions in the reimbursement rates from a State of Indiana government payor, Medicare, Florida and California Medicaid, and Aetna as further described below.

      Effective October 2003, shortly after last year's fiscal first quarter, the State of Indiana government-sponsored HIV program reduced its reimbursement rate. The quarterly impact of this reduction on revenue, gross margin, and operating income was approximately $0.6 million.

      Effective January 2004, the Medicare Prescription Drug Improvement and Modernization Act reduced reimbursement for transplant medications provided to patients covered under Medicare Part B. This Act reduced reimbursement approximately 10% on all Medicare-covered transplant medications. The quarterly impact of this reduction on revenue, gross margin, and operating income was approximately $1.0 million.

      In the first quarter of fiscal 2005, we experienced reductions in reimbursement from Florida Medicaid effective July 2004 and from California Medicaid effective September 2004 as a result of state budget pressures. Effective September 2004, Aetna, our largest payor, lowered its reimbursement rate on several key drugs. The estimated impact of these first quarter reimbursement reductions on the three months ended October 1, 2004 was $0.6 million in revenue, gross margin, and operating income. Looking forward, for the upcoming three months ending December 31, 2004, we expect the full quarter impact of these reimbursement reductions to be approximately $1.2 million.

Operating Expenses

      Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, and human resources) and direct G&A expenses (division management, customer service, billing, and pharmacy fulfillment).

Selling and Marketing Expenses

      Our selling and marketing expenses increased $0.2 million, or 12.8%, from $1.3 million in the first quarter of fiscal 2004 to $1.5 million in the first quarter of fiscal 2005 due primarily to increased selling expenses, particularly salary and commissions. Selling and marketing expenses as a percentage of revenue remained unchanged at 1.0% in the first quarters of fiscal 2004 and 2005.

General and Administrative Expenses

      Our general and administrative expenses decreased $0.1 million, or 1.1%, from $10.7 million in the first quarter of fiscal 2004 to $10.6 million in the first quarter of fiscal 2005. General and administrative costs decreased as a percentage of revenue from 8.3% to 7.4% in the first quarters of fiscal 2004 and 2005, respectively, by the leveraging of general and administrative expenses over increasing revenue volume.

Merger Related Costs

      We had $0.9 million in merger related costs, primarily investment banking and legal fees, in the first quarter of fiscal 2005. We expect additional merger expenses in our second quarter through the closing of the deal. We also expect to incur restructuring and transition charges in our second quarter of fiscal 2005 and beyond as we integrate the operations of Chronimed and MIM.

Bad Debt

      Our bad debt increased $0.1 million from $0.9 million in the first quarter of fiscal 2004 to $1.0 million in the first quarter of fiscal 2005. Bad debt expense as a percentage of revenue for the first quarter of fiscal 2005 was consistent with the average bad debt expense of 0.7% of revenue for fiscal 2004.

Interest Income

      Interest income, net of interest expense, remained relatively constant at less than $0.1 million in the first quarters of fiscal 2005 and 2004. Interest income resulted from current cash balances. We had no short-term borrowing costs on our line of credit in the first quarters of fiscal 2005 and 2004.

Other Income

      Other income for this year's first quarter included $0.3 million for the collection of a fully reserved note receivable.

Income Taxes

      Our income tax rate was 39.0% in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, our income tax rate was 11.6% due to a $0.6 million benefit resulting from a reduction in income tax liabilities associated with prior tax years that had been audited and closed. Without this reduction, the first quarter of fiscal 2004 income tax rate would have been 38.0%. We expect our combined fiscal 2005 Federal and State tax rate to approximate 39.0% due to expanded business in higher-taxed states.

LIQUIDITY AND CAPITAL RESOURCES

      As of October 1, 2004, we had $58.6 million of working capital, compared to $57.0 million as of July 2, 2004. During the three-month period ended October 1, 2004, we generated $2.6 million of cash from operating activities. Our accounts receivable decreased $1.0 million due to the timing of the collection of rebates and an increase in reserves. We continue to experience a delay in receiving a $2.1 million payment from the District of Columbia Department of Mental

Health. The receivable arose from sales during the period from November 2002 to February 2003. We expect to receive full payment on this receivable. Average days sales outstanding (DSO) of our accounts receivable was 28 days both at July 2, 2004 and at October 1, 2004. Inventory increased $0.9 million to support our business growth. The average days inventory on hand was 8 days both at July 2, 2004, and October 1, 2004. Accounts payable increased $2.2 million due primarily to the payment timing to our pharmaceutical wholesaler. Accrued expenses decreased $1.0 million due primarily to our fiscal year end bonus payments to employees. Other assets increased $1.2 million due mostly to an increase in prepaid expenses arising from a special Minnesota health care tax, the majority of which will be refunded in our third quarter of fiscal 2005.

      We generated approximately $0.1 million of cash in investing activities during the three-month period ended October 1, 2004 consisting of $0.4 million in purchases of leasehold improvements, furniture, equipment, and computer hardware and software offset by $0.5 million in proceeds from the sale of short-term investments.

      We had no outstanding borrowings as of October 1, 2004 and July 2, 2004. Shareholders' equity as of October 1, 2004 and July 2, 2004 was $95.8 million and $94.6 million, respectively. Net tangible assets, as of October 1, 2004 and July 2, 2004, were $61.3 million and $60.1 million, respectively. As of October 1, 2004, we had a secured line of credit totaling $30 million. The borrowing base on the line of credit is a calculated amount based on our inventory and non-government accounts receivable balances. We had no borrowings under our line of credit during the first quarter of fiscal 2005. We are in compliance with the covenants of the line of credit as of October 1, 2004. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 3.86% at October 1, 2004). The line of credit expires in April 2006.

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

      Our future contractual commitments consist entirely of payments due under operating leases. See Note 4, Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

IMPACT OF INFLATION

      Changes in prices charged by biopharmaceutical manufacturers and wholesalers for the drugs we dispense, along with increasing labor costs, freight and supply costs and other overhead expenses, affect our cost of revenue and general and administrative expenses. Historically, we have been able to pass a portion of the effect of such increases to the payor and patient pursuant to automatic price adjustments made under our payor contracts. As a result, changes due to inflation have not had significant adverse effects on our operations.

FORWARD-LOOKING STATEMENTS

      Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with biopharmaceutical manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid reimbursement, rules and regulations; loss of relationships with, and/or significant reductions in reimbursements from, payors (including Aetna or other material contracts); the commencement of legal proceedings against us and our Board of Directors; failure of our shareholders to approve the merger; negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures; the impairment of a significant amount of our goodwill or intangible assets; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations, and other activities of government agencies; changes in social and economic conditions; changes in interest rates; increased competition; our reliance on a single shipping provider to handle our mail deliveries; our ability to obtain competitive financing to fund operations and growth; loss or retirement of key executives; continuing qualifications to list our securities on the Nasdaq National Market; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely recognition of revenue and earnings; computer system, software, or hardware failures or malfunctions; and adverse publicity, news coverage, and reporting by independent analysts. These and other risks and uncertainties are discussed in further detail in the cautionary statement filed as Exhibit 99.1 as part of Chronimed's Annual Report and Form 10-K for the fiscal year ended July 2, 2004 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Our short-term borrowings would bear interest at variable rates based on the Eurodollar rate plus an applicable margin depending on our covenant calculation. A 10% increase in interest rates would not have a significant effect on our interest expense based on the fact that we have had no borrowings to date in fiscal 2005. Interest rate risk on our investments is immaterial due to our level of investment dollars. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments in legal proceedings involving Chronimed Inc. or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

ITEM 6. EXHIBITS

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

                                      CHRONIMED INC.

Dated: November 5, 2004               By /s/ HENRY F. BLISSENBACH
                                         ---------------------------------------
                                         Henry F. Blissenbach
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors

Dated: November 5, 2004                  /s/ GREGORY H. KEANE
                                         ---------------------------------------
                                         Gregory H. Keane
                                         Vice President, Chief Financial Officer
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)