Form 10-Q
period 2004-12-31
CHRONIMED INC
filed 2005-02-08
CIK 883813

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                      ------------------------------------

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

       Common Stock, $.01 par value - 12,824,940 shares outstanding as of
                                February 3, 2005

===============================================================================

                                 CHRONIMED INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                      INDEX

                                                                                        PAGE
                                                                                      --------
PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

            Consolidated Balance Sheets - December 31, 2004 (unaudited) and July
            2, 2004                                                                         2

            Consolidated Statements of Income (unaudited) - Three and six months
            ended December 31, 2004, and December 26, 2003                                  3

            Consolidated Statements of Cash Flows (unaudited) - Six months ended
            December 31, 2004, and December 26, 2003                                        4

            Notes to Consolidated Financial Statements - December 31, 2004              5 - 9

Item  2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                10 - 15

Item  3. Quantitative and Qualitative Disclosures About Market Risk                        15

Item  4. Controls and Procedures                                                           16

PART  II - OTHER INFORMATION

Item  1. Legal Proceedings                                                                 17

Items 2, 3, 4, and 5 have been omitted since all items are not applicable or the answers are negative.

Item  6. Exhibits                                                                          17

SIGNATURES                                                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 CHRONIMED INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     DECEMBER 31,
                                                        2004          JULY 2,
                                                     (UNAUDITED)       2004
                                                     ------------    --------
ASSETS

Current assets
    Cash and cash equivalents                        $   20,698      $ 16,624
    Short-term investments                                    -         1,507
    Accounts receivable (net of allowances
       of $7,075 and $6,321, respectively)               39,987        41,932
    Inventory                                            10,553        10,348
    Prepaid expenses                                      3,662         1,441
    Income taxes receivable                                 356           220
    Deferred taxes                                        2,250         2,913
                                                     ----------      --------
        Total current assets                             77,506        74,985

Property and equipment, net                               4,407         4,942

Goodwill                                                 34,480        34,480
Other assets, net                                           143           147
                                                     ----------      --------
    Total assets                                     $  116,536      $114,554
                                                     ----------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $   12,291      $ 12,486
    Accrued expenses                                      4,414         3,865
    Accrued bonus                                           885         1,654
                                                     ----------      --------
        Total current liabilities                        17,590        18,005

Deferred taxes                                            2,201         1,938

Shareholders' equity
    Preferred stock                                           -             -
    Common stock, issued and outstanding shares--
         12,824 and 12,823, respectively                    128           128
    Additional paid-in capital                           58,344        58,332
    Retained earnings                                    38,273        36,151
                                                     ----------      --------
        Total shareholders' equity                       96,745        94,611
                                                     ----------      --------
        Total liabilities and shareholders' equity   $  116,536      $114,554
                                                     ----------      --------

See notes to consolidated financial statements

                                 CHRONIMED INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                   --------------------------  --------------------------
                                   DECEMBER 31,  DECEMBER 26,  DECEMBER 31,  DECEMBER 26,
                                      2004          2003          2004           2003
                                   ------------------------------------------------------
Revenue                            $  146,408    $  131,361    $  289,033    $  259,963

Cost of revenue                       130,649       115,764       257,667       229,191
                                   ----------    ----------    ----------    ----------
        Gross profit                   15,759        15,597        31,366        30,772

Operating expenses
    Selling and marketing               1,381         1,430         2,871         2,752
    General and administrative         10,683        11,016        21,269        21,719
    Merger related costs                1,195             -         2,091             -
    Bad debt                            1,015           920         2,056         1,854
                                   ----------    ----------    ----------    ----------
        Total operating expenses       14,274        13,366        28,287        26,325

Income from operations                  1,485         2,231         3,079         4,447

Interest income, net                      104            45           148            96
Other income                                -            75           251            75
                                   ----------    ----------    ----------    ----------

Income before income taxes              1,589         2,351         3,478         4,618
Income tax expense                       (619)         (890)       (1,356)       (1,154)
                                   ----------    ----------    ----------    ----------
Net income                         $      970    $    1,461    $    2,122    $    3,464
                                   ==========    ==========    ==========    ==========
Basic net income per share         $     0.08    $     0.12    $     0.17    $     0.27
Diluted net income per share       $     0.07    $     0.11    $     0.16    $     0.27
                                   ==========    ==========    ==========    ==========

Basic weighted-average shares          12,824        12,663        12,824        12,623
Diluted weighted-average shares        12,941        12,990        12,961        13,042

See notes to consolidated financial statements

                                 CHRONIMED INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 26,
                                                                 2004            2003
                                                              --------------------------
Operating activities
        Net income                                              $  2,122       $  3,464

    Adjustments to reconcile income to net cash
       (used in) provided by operating  activities:

            Depreciation and amortization                          1,177          1,135
            Deferred income taxes                                    926              -
            Changes in operating assets and liabilities:
                Accounts receivable                                1,945         (2,174)
                Income taxes                                        (136)          (772)
                Inventory                                           (205)        (3,515)
                Accounts payable                                    (195)        (1,628)
                Accrued expenses                                    (220)           133
                Other assets                                      (2,217)        (1,298)
                                                                --------       --------
       Net cash provided by (used in) operating activities         3,197         (4,655)

Investing activities

    Purchases of property and equipment                             (642)        (1,067)
    Sale (Purchase) of short-term investments                      1,507         (1,525)
    Acquisition of Accent Rx                                           -         (4,201)
                                                                --------       --------
        Net cash provided by (used in) investing activities          865         (6,793)

Financing activities

    Net proceeds from issuance of common stock                        12            840
                                                                --------       --------
        Net cash provided by financing activities                     12            840

Increase (decrease) in cash and cash equivalents                   4,074        (10,608)
Cash and cash equivalents at beginning of year                    16,624         22,854
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 20,698       $ 12,246
                                                                --------       --------

See notes to consolidated financial statements

                                 CHRONIMED INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Chronimed Inc. ("Chronimed"), a specialty pharmacy service provider, distributes prescription drugs, coordinates customer benefits, and provides specialized therapy management services for people with certain health conditions, including HIV/AIDS, organ transplants, and other conditions treated with biotech injectable medications. We work with patients, physicians and other health care providers, pharmaceutical manufacturers, health plans and insurers, and government agencies to improve clinical and economic outcomes. We distribute prescription drugs nationally through our Chronimed mail service and StatScript Pharmacy community-based pharmacies. Our patients typically have conditions that are generally not being served by traditional pharmacies, require high-cost, complex medications, and have complex reimbursement characteristics.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2005. The balance sheet at July 2, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

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

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ---------------------------   --------------------------
(IN THOUSANDS,                             DECEMBER 31,   DECEMBER 26,   DECEMBER 31,  DECEMBER 26,
    EXCEPT PER SHARE DATA)                    2004           2003           2004           2003
----------------------------------------   ---------------------------   --------------------------
Net income - as reported                    $     970      $   1,461      $   2,122     $   3,464
Deduct pro forma stock-based
    employee compensation cost,
    net of related tax effects                   (433)          (428)          (878)         (795)
                                            ---------      ---------      ---------     ---------
Net income - pro forma                      $     537      $   1,033      $   1,244     $   2,669
                                            =========      =========      =========     =========

Earnings per share - basic as reported      $    0.08      $    0.12      $    0.17     $    0.27
Earnings per share - basic pro forma        $    0.04      $    0.08      $    0.10     $    0.21
Earnings per share - diluted as reported    $    0.07      $    0.11      $    0.16     $    0.27
Earnings per share - diluted pro forma      $    0.04      $    0.08      $    0.10     $    0.21

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

CASH AND CASH EQUIVALENTS

      We consider all investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value, and consist principally of money market accounts and securities of AAA-rated government agencies.

SHORT-TERM INVESTMENTS

      We classify our investments with maturities of over 90 days when purchased as available-for-sale. These investments are stated at market value, with any material unrealized gains or losses, net of tax, included as a component of shareholders' equity until realized. Interest income is included as a component of current earnings. As of December 31, 2004 we held no short-term investments.

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

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                       ---------------------------   --------------------------
(IN THOUSANDS,                         DECEMBER 31,   DECEMBER 26,   DECEMBER 31,  DECEMBER 26,
    EXCEPT PER SHARE DATA)                2004           2003           2004           2003
------------------------------------   ---------------------------   --------------------------
Numerator

    Net income                           $   970        $ 1,461        $ 2,122       $ 3,464

Denominator
    Denominator for basic net
        income per share - weighted
       average shares outstanding         12,824         12,663         12,824        12,623
    Effect of dilutive stock options         117            327            137           419
                                         -------        -------        -------       -------
    Denominator for diluted net
        income per share - weighted
       average shares outstanding         12,941         12,990         12,961        13,042
                                         -------        -------        -------       -------

Basic net income per share               $  0.08        $  0.12        $  0.17       $  0.27
Diluted net income per share             $  0.07        $  0.11        $  0.16       $  0.27

      Employee stock options of 1,556,274 and 1,545,024 for the second quarter and six months ended December 31, 2004, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive. For the second quarter and six months ended December 26, 2003, employee options of 1,112,021 and 1,009,185, respectively, have been excluded from the diluted net income per share calculation because their effect would be antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued Statement 123R, "Share-Based Payment," to be effective for interim or annual periods beginning after June 15, 2005; thereby becoming effective for Chronimed in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

2.    SIGNIFICANT CONCENTRATIONS

      Payor reimbursements from Aetna, Inc., a single large contracted payor, represented approximately 21% of our revenue in the second quarter of fiscal 2005 and 19% in the second quarter of fiscal 2004. In fiscal 2004, Aetna announced that its contracted specialty pharmacy business, which is currently served by three providers, of which one is Chronimed, would be consolidated into a new joint venture, named Aetna Specialty Pharmacy, with another provider.

Aetna indicated that this new business will begin in 2005 and that it expected to transition the business fully into Aetna Specialty Pharmacy by the calendar third quarter of 2005. In November 2004, Aetna notified Chronimed that its specialty pharmacy distribution contract would terminate on February 28, 2005. No other private payor or single government agency represented more than 10% of our revenues.

      Our one-year contract with Roche Laboratories Inc. to be the exclusive U.S. distributor of Fuzeon(R) during the initial twelve month progressive distribution phase expired in April 2004. Fuzeon sales represented 7.3% and 7.8% of our revenue in the second quarter of fiscal 2005 and for the six months ended December 31, 2004, or $10.8 million and $22.8, million respectively. Although Fuzeon is now available through retail and specialty pharmacies, Chronimed continues to be a distributor for Fuzeon and is the exclusive distributor for Fuzeon patients receiving their medications through Roche's Patient Assistance Program.

      We signed a three-year wholesaler agreement with Cardinal Health, a large national distributor, for the majority of our pharmaceutical purchases effective August 2003 in our fiscal 2004. We used McKesson Corporation, another large national distributor, for the majority of our pharmaceutical purchases until August 2003. Cardinal Health made up 90% of our inventory purchases in the second quarter of fiscal 2005, and Cardinal Health and McKesson together made up 77% of our inventory purchases for the second quarter of fiscal 2004. Following the expiration of our one-year contract with Roche Laboratories Inc., we began purchasing Fuzeon from Cardinal Health rather than from Roche, which increased our purchasing concentration with Cardinal Health. In the event that we are unable to purchase pharmaceuticals through Cardinal Health, we believe we would be able to purchase the same inventory through other national pharmaceutical distributors, although the terms and conditions could be less favorable to Chronimed.

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

3     COMPREHENSIVE INCOME

      Net income equaled comprehensive income for the respective periods.

4     INCOME TAXES

      Our income tax rate was 39.0% for the three and six months ended December 31, 2004. Our income tax rate was 37.9% and 25.0% for the three and six months ended December 26, 2003, respectively. The income tax rate for the six months ended December 26, 2003 was impacted by the reversal of $0.6 million of previously provided income tax expense because the tax contingencies were resolved. Without this reduction, our income tax rate would have been 37.9% for the three and six months ended December 26, 2003. We expect our combined fiscal 2005 Federal and State tax rate to approximate 39% due to expanded business in higher-taxed states.

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

      Beginning December 10, 2003, customers of Accent Rx were served through Chronimed's mail service operations, resulting in approximately $3.0 million in revenue during the quarter ended December 31, 2004.

      The following unaudited pro forma combined financial information is in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and is based on the respective historical financial results of Chronimed and Accent Rx, Inc. as though the business combination had been completed as of the beginning of the periods presented.

(IN THOUSANDS,                 THREE MONTHS ENDED   SIX MONTHS ENDED
    EXCEPT PER SHARE DATA)      DECEMBER 26, 2003   DECEMBER 26, 2003
-----------------------------  ------------------   -----------------
Revenue                             $134,829            $268,801
Income from operations                 1,689               3,505
Net income                             1,157               2,572

Earnings per share - basic          $   0.09            $   0.20
Earnings per share - diluted        $   0.09            $   0.20

6.    PROPOSED MERGER

      On August 9, 2004, we announced that the boards of directors of Chronimed Inc. and MIM Corporation (Nasdaq: MIMS) had unanimously approved a strategic merger and that the companies had signed a definitive merger agreement. On January 4, 2005, the companies agreed to an amendment to the original agreement. It is expected that the combined company, which will be named BioScrip Inc., will have broad disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a solid PBM platform. Based on financial results reported by each company for the twelve month periods ended June 30, and July 2, 2004, respectively, the two companies generated combined revenues of approximately $1.1 billion and pretax income of $20.9 million. Upon consummation of the merger, each Chronimed shareholder will receive 1.12 MIM shares for each Chronimed share held. MIM expects to issue approximately 14.4 million shares to Chronimed shareholders in the merger. Following the merger, Chronimed shareholders will own approximately 40% of the new company and MIM shareholders will own approximately 60%. The transaction is structured as a tax-free reorganization for both companies and Chronimed's shareholders. The closing of the merger is subject to approval of both companies' shareholders and is expected to occur in March 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

      The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

      The following table represents income and expense items as a percentage of revenue.

INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF REVENUE

                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                 ---------------------------   ----------------------------
                                 DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
FISCAL YEAR                         2004            2003           2004           2003
----------------------------     ---------------------------   ----------------------------
Revenue                             100.0%         100.0%         100.0%          100.0%
Cost of revenue                      89.2           88.1           89.1            88.2
                                    -----          -----          -----           -----
Gross profit                         10.8           11.9           10.9            11.8
Operating expenses
    Selling and marketing             1.0            1.1            1.0             1.1
    General and administrative        7.3            8.4            7.4             8.3
    Merger related costs              0.8                           0.7
    Bad debt                          0.7            0.7            0.7             0.7
                                    -----          -----          -----           -----
Total operating expenses              9.8           10.2            9.8            10.1
Income from operations                1.0            1.7            1.1             1.7
Interest income, net                  0.1              -              -               -
Other income                            -            0.1            0.1               -
Income tax expense                   (0.4)          (0.7)          (0.5)           (0.4)
                                    -----          -----          -----           -----
Net income                            0.7%           1.1%           0.7%            1.3%
                                    -----          -----          -----           -----

Revenue

      Revenue increased $15.0 million, or 11.5%, from $131.4 million in the second quarter of fiscal 2004 to $146.4 million in the second quarter of fiscal 2005. For the six months ended December 31, 2004, revenue increased $29.0 million, or 11.2%, to $289.0 million from $260.0 million for the same period last year.

      The increase in revenue for the quarter was due primarily to two factors. First, the December 2003 acquisition of Accent Rx, a specialty mail service pharmacy focusing primarily on HIV/AIDS and post-organ transplant disease states, contributed an estimated $2.0 million and $5.0 million in revenue growth during the second quarter of fiscal 2005 and six months ended December 31, 2004, respectively. Second, the number of patients served in the second quarter of fiscal 2005 and six months ended December 31, 2004, particularly patients with HIV, organ transplants, rheumatoid arthritis, and multiple sclerosis, increased by approximately 14.6% and 13.5%, respectively, compared to the same periods last year.

      Our patient populations are concentrated among three disease areas including HIV/AIDS, organ transplants, and other complex conditions treated with biotech injectable medications. The table below shows revenue by disease state for the three and six months ended December 31, 2004 and December 26, 2003, as a percentage of total revenue.

                            THREE MONTHS ENDED              SIX MONTHS ENDED
                        ---------------------------   ----------------------------
                        DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
(% OF TOTAL REVENUE)       2004            2003           2004           2003
---------------------   ---------------------------   ----------------------------
HIV/AIDS                     52%            54%           52%             53%
Transplant                   18%            18%           18%             18%
Other disease states         30%            28%           30%             29%
                            ---            ---           ---             ---
Total                       100%           100%          100%            100%
                            ===            ===           ===             ===

      Our disease mix stayed relatively constant in the second quarter of fiscal 2005 compared to the year ago quarter. HIV patient revenue in the second quarter grew $5.3 million, or 7.5%, from the same period in fiscal 2004. One of the key reasons we continue to generate growth in HIV revenue is our willingness to work with the various state Medicaid and AIDS Drug Assistance Programs to bring the medications to patients. These tightly-funded payors require a complex process of benefit determination and billing that many pharmacy providers do not handle. HIV revenue growth slowed when our one-year exclusive contract with Roche Laboratories Inc. ended April 26, 2004, and Roche expanded their Fuzeon distribution network. Fuzeon revenue declined, from our third quarter fiscal 2004 high of approximately $18 million, by $1 million in the fourth quarter of fiscal 2004, by $5 million in the first quarter of fiscal 2005 and by another $1 million in the second quarter of fiscal 2005. Our Fuzeon revenue was approximately $10.8 million, or 7.3% of revenue, in our second quarter of fiscal 2005, which was significantly lower than the same period last year. Transplant patient revenue grew $2.0 million, or 8.4%, from the same period in fiscal 2004 despite the January 2004 reduction in Medicare reimbursement. The remainder of our patient revenue for the second quarter of fiscal 2005 grew $7.7 million, or 21.1%. Rheumatoid arthritis and multiple sclerosis revenue for the second quarter of fiscal 2005 grew a combined 50%, due to focused sales efforts, offset by a decrease in hepatitis C and Aetna oncology. For the six months ended December 31, 2004, our HIV patient revenue grew approximately $14.5 million, or 10.6%, from the same period in fiscal 2004. Transplant patient revenue grew approximately $3.8 million, or 7.9%. The remainder of our patient revenue grew approximately $10.7 million, or 14.3%, primarily from the above mentioned rheumatoid arthritis and multiple sclerosis patients.

      Our business consists of four major payor categories including Aetna, Medicaid and other state programs, Medicare, and all other payors. The table below shows revenue by payor for the three and six months ended December 31, 2004, and December 26, 2003, as a percentage of total revenue.

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                    ---------------------------   ---------------------------
                                    DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
(% OF TOTAL REVENUE)                   2004            2003           2004           2003
                                    ---------------------------   ---------------------------
---------------------------------   ---------------------------   ---------------------------
Aetna                                   21%            19%            21%            21%
Medicaid and other state programs       36%            34%            36%            33%
Medicare                                 7%             7%             7%             7%
All other payors                        36%            40%            36%            39%
                                       ---            ---            ---            ---
Total                                  100%           100%           100%           100%
                                       ===            ===            ===            ===

      Aetna revenue in the second quarter of fiscal 2005 grew $5.7 million, or 22.3%, from the same period last year, and $7.9 million or 14.6% for the six months ended December 31, 2004. This increase reflects the increase in the number of Aetna patients served. In fiscal 2004, Aetna announced that its contracted specialty pharmacy business, which is currently served by three providers, of which one is Chronimed, would be consolidated into a new joint venture, named Aetna Specialty Pharmacy, with another provider. Except for Aetna, no other private payor accounted for 10% or more of our revenues in the three and six months ended December 31, 2004, and December 26, 2003. Revenue from Medicaid and other state programs grew $7.8 million, or 17.6%, in the second quarter of fiscal 2005 compared to the same period in fiscal 2004, and $15.9 million, or 18.2% for the six months ended December 31, 2004 compared to the prior year period. In the second quarter of fiscal 2005, revenue from Medicare, the federal program which covers many organ transplant recipients, grew $0.4 million, or 4.3% compared to the same period last year, and $0.5 million, or 2.5% for the six months ended December 31, 2004 compared to the prior year period. All other payor revenue grew $1.0 million, or 2.0% in the second quarter of fiscal 2005 compared to the same period last year, and $4.8 million, or 4.8% for the six months ended December 31, 2004 compared to the prior year period.

      We distribute our products through 31 distribution facilities. This includes our mail service facilities and our nationwide StatScript Pharmacy chain. The table below shows revenue by distribution channel for the three and six months ended December 31, 2004 and December 26, 2003 as a percentage of total revenue.

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                    ---------------------------   ---------------------------
                                    DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
(% OF TOTAL REVENUE)                   2004            2003           2004           2003
--------------------                ---------------------------   ---------------------------
                                    ---------------------------   ---------------------------
Retail                                  61%            56%             61%           56%
Mail Service                            39%            44%             39%           44%
                                       ---            ---             ---           ---
Total                                  100%           100%            100%          100%
                                       ===            ===             ===           ===

      Our StatScript retail pharmacy revenue, in the second quarter of fiscal 2005, grew $14.4 million, or 19.5%, compared to the same period in fiscal 2004. For the six months ended December 31, 2004, retail pharmacy revenue increased $30.0 million, or 20.6% compared to the year ago period. Our retail pharmacies predominantly serve HIV/AIDS patients and organ transplant recipients. Our mail service revenue, in the second quarter of fiscal 2005, increased $0.5 million, or 0.9%, compared to the same period in fiscal 2004. For the six months ended December 31, 2004, mail service revenue decreased $1.1 million, or 1.0%. These changes in revenue are primarily due to the increase from Aetna patients during the current quarter, offset by the reduction in oncology from Aetna and the migration of transplant patients to the StatScript retail channel.

Cost of Revenue and Gross Profit

      Total gross profit dollars increased $0.2 million, or 1.3%, from $15.6 million in the second quarter of fiscal 2004 to $15.8 million in the second quarter of fiscal 2005 driven by the 11.5% increase in revenue and mitigated by reimbursement price pressures. Second quarter gross margins as a percentage of revenue decreased from 11.9% in fiscal year 2004 to 10.8% in fiscal year 2005. For the six months ended December 31, 2004, gross profit dollars increased $0.6 million, or 1.9% compared to the year ago period, resulting in a 10.9% gross margin percentage. This expected decline in gross margin percentage was due primarily to reductions in the reimbursement rates from Medicare, Florida and California Medicaid, and Aetna as further described below.

      Effective January 2004, the Medicare Prescription Drug Improvement and Modernization Act reduced reimbursement for transplant medications provided to patients covered under Medicare Part B. This Act reduced reimbursement approximately 10% during 2004 on all Medicare-covered transplant medications. The quarterly impact of this reduction on revenue, gross margin, and operating income was approximately $1.0 million. Effective January 2005, a new Medicare supply fee and drug pricing methodology will partially offset this reduction in reimbursement.

      In the first quarter of fiscal 2005, we experienced reductions in reimbursement from Florida Medicaid effective July 2004 and from California Medicaid effective September 2004 as a result of state budget pressures. Effective September 2004, Aetna, our largest payor, lowered its reimbursement rate on several key drugs. The estimated impact of these first quarter reimbursement reductions on the three and six months ended December 31, 2004 was $1.2 million and $1.8 million in revenue, gross margin, and operating income, respectively.

Operating Expenses

      Our operating expenses include selling and marketing, general and administrative (G&A), and bad debt expenses. Our G&A expenses include both corporate G&A expenses (corporate management, information systems, accounting, and human resources) and direct G&A expenses (division management, customer service, billing, and pharmacy fulfillment).

Selling and Marketing Expenses

      Our selling and marketing expenses decreased slightly in the second quarter of fiscal 2005 to $1.4 million, and as a percentage of revenue of 1.0% from 1.1% in the second quarter of fiscal 2004. For the six months ended December 31, 2004, our selling and marketing expenses increased $0.1 million, or 4.3% to $2.9 million from $2.8 million for the same period last year. As a percentage of revenue, selling and marketing expenses declined to 1.0% for the six months ended December 31, 2004 from 1.1% for the same period last year.

General and Administrative Expenses

      Our general and administrative expenses decreased $0.3 million, or 3.0%, from $11.0 million in the second quarter of fiscal 2004 to $10.7 million in the second quarter of fiscal 2005. General and administrative costs decreased as a percentage of revenue from 8.4% to 7.3% for the second quarters of fiscal 2004 and 2005, respectively. This was primarily the result of year ago consulting fees incurred in preparation for compliance with Section 404 of the Sarbanes-Oxley Act; a $0.2 million charge for a legal settlement reserve; and the leveraging of certain fixed general and administrative expenses over increasing revenue volume. For the six months ended December 31, 2004, our general and administrative expenses decreased $0.4 million, or 2.1%, to $21.3 million from $21.7 million for the same period a year ago. As a percentage of revenue, general and administrative expenses decreased to 7.4% for the six months ended December 31, 2004 from 8.4% for the same period last year.

Merger Related Costs

      We had $1.2 million in merger-related costs, primarily investment banking and legal fees, in the second quarter of fiscal 2005. For the six months ended December 31, 2004, merger related costs totaled $2.1 million. We expect additional merger expenses through the March 2005 expected closing of the deal. We also expect to incur merger-related restructuring and transition charges in our third quarter of fiscal 2005 and beyond as we integrate the operations of Chronimed and MIM.

Bad Debt

      Our bad debt expense increased $0.1 million from $0.9 million in the second quarter of fiscal 2004 to $1.0 million in the second quarter of fiscal 2005. For the six months ended December 31, 2004, bad debt expense increased $0.2 million, to $2.1 million from $1.9 million for the same period a year ago. Bad debt expense as a percentage of revenue for the three and six months ended December 31, 2004 was consistent with the average bad debt expense of 0.7% of revenue for fiscal 2004.

Interest Income

      Interest income, net of interest expense, remained relatively constant at $0.1 million in the second quarters of fiscal 2005 and 2004. Interest income resulted from current cash balances. We had no short-term borrowing costs on our line of credit in the three and six-month periods ended December 31, 2004 and December 26, 2003, respectively.

Other Income

      There was no other income in the second quarter of fiscal 2005. Other income for the six months ended December 31, 2004 was $0.3 million. For the three and six months ended December 26, 2003, we recorded approximately $0.1 million. All other income recorded was payments on a fully reserved note receivable.

Income Taxes

      Our income tax rate was 39.0% for the three and six months ended December 31, 2004. Our income tax rate was 37.9% and 25.0% for the three and six months ended December 26, 2003, respectively. The income tax rate for the six months ended December 26, 2003 was impacted by the reversal of $0.6 million of previously provided income tax expense because the tax contingencies were resolved. We expect our Federal and State tax rate to approximate 39% through June 2005.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2004, we had $59.9 million of working capital, compared to $57.0 million as of July 2, 2004. During the six-month period ended December 31, 2004, we generated $3.2 million of cash from operating activities. Our accounts receivable decreased $1.9 million due to the timing of the collection of receivable balances and an increase in reserves. We continue to experience a delay in receiving a $2.1 million payment from the District of Columbia Department of Mental Health. The receivable arose from sales during the period from November 2002 to February 2003. We expect to receive full payment on this receivable. Average days sales outstanding (DSO) of our accounts receivable was 27 days at December 31, 2004, a one-day improvement from July 2, 2004. Inventory increased $0.2 million to support our business growth. The average days inventory on hand was 8 days both at July 2, 2004, and December 31, 2004. Accounts payable decreased $0.2 million due primarily to the payment timing to our pharmaceutical wholesaler. Accrued expenses decreased $0.2 million due primarily to our fiscal year end bonus payments to employees. Other assets increased $2.2 million due mostly to an increase in prepaid expenses arising from a special Minnesota health care tax, the majority of which will be refunded in our third quarter of fiscal 2005.

      We generated approximately $0.9 million of cash from investing activities during the six-month period ended December 31, 2004 consisting of $1.5 million in proceeds from the sale of short-term investments offset by $0.6 million in purchases of leasehold improvements, furniture, equipment, and computer hardware and software.

      We had no outstanding borrowings as of December 31, 2004 and July 2, 2004. Shareholders' equity as of December 31, 2004 and July 2, 2004 was $96.7 million and $94.6 million, respectively. Net tangible assets, as of December 31, 2004 and July 2, 2004, were $62.3 million and $60.1 million, respectively. As of December 31, 2004, we had a secured line of credit totaling $30 million. The borrowing base on the line of credit is a calculated amount based on our inventory and non-government accounts receivable balances. We had no borrowings under our line of credit during the second quarter of fiscal 2005. We are in compliance with the covenants of the line of credit as of December 31, 2004. Under the terms of the agreement, the debt is secured by receivables and inventory and bears interest at the Eurodollar rate plus an applicable margin depending on our covenant calculation (approximately 4.45% at December 31, 2004). The line of credit expires in April 2006.

      We believe that our cash and cash equivalents, short-term investments, line of credit, and cash provided by operating activities should allow us to meet foreseeable cash requirements and provide the flexibility to fund future working capital growth. We would need to seek additional debt or equity financing beyond our current $30 million line of credit to fund any major business acquisitions. We expect our capital project requirements to be approximately $2 million in fiscal 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued Statement 123R, "Share-Based Payment," to be effective for interim or annual periods beginning after June 15, 2005; thereby becoming effective for Chronimed in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

FORWARD-LOOKING STATEMENTS

      Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views of future events and financial performance that involve a number of risks and uncertainties. These factors include, but are not limited to, the following: our ability to maintain satisfactory on-going arrangements with biopharmaceutical manufacturers and wholesalers, and their ability to satisfy our volume, pricing, and product requirements; decrease in demand for drugs we handle; changes in Medicare or Medicaid reimbursement, rules and regulations; loss of relationships with, and/or significant reductions in reimbursements from, payors (including Aetna or other material contracts); the commencement of legal proceedings against us and our Board of Directors; failure of our shareholders to approve the merger; negative cost containment trends or financial difficulties by our payors; changes in or unknown violations of various federal, state, and local regulations; costs and other effects of legal or administrative proceedings; the adoption of new or changes to existing accounting policies and practices and the application of such policies and practices; the amount and rate of growth in our selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures; the impairment of a significant amount of our goodwill or intangible assets; the effects of and changes in, trade, monetary and fiscal policies, laws and regulations, and other activities of government agencies; changes in social and economic conditions; changes in interest rates; increased competition; our reliance on a single shipping provider to handle our mail deliveries; our ability to obtain competitive financing to fund operations and growth; loss or retirement of key executives; continuing qualifications to list our securities on the Nasdaq National Market; developments in medical research affecting the treatment or cure of conditions for which we distribute medications; the ability of management and accounting controls to assure accurate and timely recognition of revenue and earnings; computer system, software, or hardware failures or malfunctions; and adverse publicity, news coverage, and reporting by independent analysts. These and other risks and uncertainties are discussed in further detail in the cautionary statement filed as Exhibit 99.1 as part of Chronimed's Annual Report on Form 10-K for the fiscal year ended July 2, 2004 filed with the Securities and Exchange Commission.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Our short-term borrowings would bear interest at variable rates based on the Eurodollar rate plus an applicable margin depending on our covenant calculation. A 10% increase in interest rates would not have a significant effect on our interest expense based on the fact that we have had no borrowings to date in fiscal 2005. Interest rate risk on investments is not currently present. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

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

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      On August 16, 2004, Robert Unger filed a lawsuit in Hennepin County District Court in Minneapolis, Minnesota against Chronimed and its board of directors (Mr. Blissenbach, Mr. Cusick, Mr. Heaney, Mr. Holubiak, Mr. Hubers, Ms. Larson, Mr. Owens and Mr. Samuels) relating to the proposed merger of Chronimed and MIM Corporation. On December 10, 2004, an amended complaint was served on Chronimed and the individual defendants that added The Abernathy Group, Growth Trust as a plaintiff and MIM as a defendant. In the amended complaint, the plaintiffs allege, among other things, that Mr. Unger and The Abernathy Group, Growth Trust are stockholders of Chronimed, and that the Chronimed board of directors breached fiduciary duties owed to the Chronimed stockholders in structuring the terms of the merger in a manner that provides benefits to the Chronimed board of directors that are not available to the Chronimed stockholders. The plaintiffs also allege that because Mr. Blissenbach will be the chief executive officer of the merged entity and that the directors will receive benefits as a result of the accelerated vesting of certain stock options as a result of the merger, the Chronimed board of directors had a conflict of interest when it approved the merger agreement. Chronimed and the Chronimed board of directors filed motions to dismiss on January 10, 2005. MIM has not yet responded to the amended complaint. Discovery requests have been served on Chronimed, the individual defendants and third parties, including the financial advisors to MIM and Chronimed. Chronimed and the individual defendants responded to the discovery requests in late November and December 2004.

      In the amended complaint, the plaintiffs seek the following relief:

            - declaring that the action is properly maintainable, and should be certified, as a class action;

            - declaring that the merger agreement was entered into in breach of defendants' fiduciary duties and is therefore unlawful and unenforceable;

            - enjoining the consummation of the merger unless and until Chronimed adopts and implements a procedure or process to obtain the highest possible price for stockholders;

            - directing defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Chronimed's stockholders;

            -     rescinding, to the extent already implemented, the merger;

            - imposing a constructive trust, in favor of plaintiff, upon benefits allegedly received by defendants as a result of their alleged conduct;

            - awarding costs and disbursements, including attorneys' and experts' fees; and

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

                                    CHRONIMED INC.

Dated:  February 7, 2005            By  /s/ HENRY F. BLISSENBACH
                                        ----------------------------------
                                        Henry F. Blissenbach
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors

Dated:  February 7, 2005                /s/ GREGORY H. KEANE
                                        ----------------------------------
                                        Gregory H. Keane
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)